Form 10-Q
period 2021-01-02
Leslie's, Inc.
filed 2021-02-08
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-39667

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 5, 2021, the registrant had 186,873,341 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Our actual results could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•	our ability to execute on our growth strategies;
•	our ability to maintain favorable relationships with suppliers and manufacturers;
•	competition from mass merchants and specialty retailers;
•	impacts on our business from the sensitivity of our business to weather conditions, changes in the economy, and the housing market;
•	our ability to implement technology initiatives that deliver the anticipated benefits, without disrupting our operations;
•	our ability to attract and retain senior management and other qualified personnel;
•	regulatory changes and development affecting our current and future products;
•	our ability to obtain additional capital to finance operations;
•	our ability to establish and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
•	impacts on our business from the COVID-19 pandemic; and
•	other risks and uncertainties, including those listed in the section titled “Risk Factors” in our filings with the U.S. Securities and Exchange Commission

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended October 3, 2020, Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q are based on events or circumstances as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

As of	January 2, 2021	October 3, 2020	December 28, 2019
Assets
Current assets
Cash and cash equivalents	$104,077	$157,072	$1,938
Accounts and other receivables, net	37,116	31,481	49,657
Inventories	174,535	148,966	185,130
Prepaid expenses and other current assets	39,899	34,614	6,201
Total current assets	355,627	372,133	242,926
Property and equipment, net	62,628	66,391	71,805
Operating lease right-of-use assets	191,125	177,655	212,492
Goodwill and other intangibles, net	120,636	121,186	122,718
Deferred tax assets	14,729	6,583	—
Other assets	2,363	2,490	1,345
Total assets	$747,108	$746,438	$651,286
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$69,046	$92,372	$75,265
Accrued expenses	59,086	101,167	54,381
Operating lease liabilities	56,398	54,459	60,502
Income taxes payable	—	1,857	—
Current portion of long-term debt	8,341	8,341	8,341
Total current liabilities	192,871	258,196	198,489
Revolving commitment	—	—	6,300
Deferred tax liabilities	—	—	3,911
Operating lease liabilities, noncurrent	139,796	130,234	162,329
Long-term debt, net	795,394	1,179,550	1,185,256
Other long-term liabilities	5,457	5,457	7,936
Total liabilities	1,133,518	1,573,437	1,564,221
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 205,150,000 shares authorized and 186,618,446 issued and outstanding at January 2, 2021 and 156,500,000 shares authorized, issued, and outstanding at October 3, 2020 and December 28, 2019	187	157	157
Additional paid in capital (deficit)	192,753	(278,063)	(279,251)
Retained deficit	(579,350)	(549,093)	(633,841)
Total stockholders’ deficit	(386,410)	(826,999)	(912,935)
Total liabilities and stockholders’ deficit	$747,108	$746,438	$651,286

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three months ended
	January 2, 2021	December 28, 2019
Sales	$145,006	$122,978
Cost of merchandise and services sold	93,291	81,900
Gross profit	51,715	41,078
Selling, general and administrative expenses	77,489	59,721
Operating loss	(25,774)	(18,643)
Other expense:
Interest expense	11,516	22,417
Loss on debt extinguishment	7,281	—
Other expenses, net	—	137
Total other expense	18,797	22,554
Loss before taxes	(44,571)	(41,197)
Income tax benefit	(14,314)	(15,010)
Net loss	$(30,257)	$(26,187)
Net loss per share
Basic and diluted	$(0.17)	$(0.17)
Weighted average shares outstanding
Basic and diluted	176,989,755	156,500,000

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, September 28, 2019	156,500,000	$157	$(279,848)	$(607,666)	$(887,357)
Impact of adoption of new accounting pronouncements	—	—	—	12	12
Equity-based compensation	—	—	597	—	597
Net loss	—	—	—	(26,187)	(26,187)
Balance, December 28, 2019	156,500,000	$157	$(279,251)	$(633,841)	$(912,935)

Balance, October 3, 2020	156,500,000	$157	$(278,063)	$(549,093)	$(826,999)
Issuance of shares under stock incentive plans	118,446	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs	30,000,000	30	458,656	—	458,686
Equity-based compensation	—	—	12,160	—	12,160
Net loss	—	—	—	(30,257)	(30,257)
Balance, January 2, 2021	186,618,446	$187	$192,753	$(579,350)	$(386,410)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three months ended
	January 2, 2021	December 28, 2019
Operating Activities
Net loss	$(30,257)	$(26,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,595	7,276
Equity-based compensation	12,160	597
Amortization of deferred financing costs and debt discounts	648	848
Provision for doubtful accounts	59	58
Deferred income taxes	(8,146)	2,672
(Gain) loss on disposition of assets	(1,758)	443
Loss on debt extinguishment	7,281	—
Changes in operating assets and liabilities:
Accounts and other receivables	(5,694)	(15,842)
Inventories	(25,569)	(34,402)
Prepaid expenses and other current assets	(5,285)	1,502
Other assets	127	75
Accounts payable and accrued expenses	(65,629)	(21,922)
Income taxes payable	(1,857)	(6,713)
Operating lease assets and liabilities, net	(1,969)	10,339
Net cash used in operating activities	(119,294)	(81,256)
Investing Activities
Purchases of property and equipment	(2,706)	(5,738)
Acquisitions, net of cash acquired	—	(6,188)
Proceeds from disposition of fixed assets	2,404	6
Net cash used in investing activities	(302)	(11,920)
Financing Activities
Revolving commitment borrowings	—	6,300
Repayment of senior notes	(390,000)	—
Principal payments on term loan	(2,085)	(2,085)
Proceeds from issuance of common stock upon initial public offering, net	458,686	—
Net cash provided by financing activities	66,601	4,215
Net decrease in cash and cash equivalents	(52,995)	(88,961)
Cash and cash equivalents, beginning of period	157,072	90,899
Cash and cash equivalents, end of period	$104,077	$1,938
Supplemental Disclosure of Cash Payments for:
Interest	$19,635	$26,473
Income taxes	920	2,875

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying interim condensed consolidated financial statements following U.S. generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The condensed consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. These interim condensed consolidated financial statements and the related notes should be read in conjunction with the audited condensed consolidated financial statements and notes for the years ended October 3, 2020 and September 28, 2019.

Initial Public Offering

In November 2020, the Company completed an initial public offering (“IPO”) of 30,000,000 shares of common stock at a public offering price of $17.00 per share for net proceeds of $458.7 million, after deducting underwriting discounts and commissions of $45.0 million and offering costs of $6.3 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares.

In November 2020, the Company used the net proceeds from the IPO to repay the entire outstanding amount related to its $390.0 million Senior Unsecured Notes. The remaining proceeds will be used for working capital and general corporate purposes.

Stock Split

All share and per share information included in the accompanying condensed consolidated financial statements has been adjusted to reflect a 156,500-for-1 stock split which was effected on October 23, 2020. The par value of the common stock was not adjusted as the result of the stock split.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2020 refer to the fiscal year ended October 3, 2020 which contained 53 weeks.  References to the three months ended January 2, 2021 and the three months ended December 28, 2019 refer to the 13 weeks ended January 2, 2021 and December 28, 2019, respectively.

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

Fair Value Measurements

As of January 2, 2021 and October 3, 2020, we held no assets that are required to be measured at fair value on a recurring basis.

Fair Value of Financial Instruments

We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period.

The fair value of the Term Loan due in 2023 (see Note 7) was determined to be $806.6 million at January 2, 2021. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The fair value of the interest rate cap agreements (see Note 7) was determined to be Level 2 and is included in other assets on the condensed consolidated balance sheets as of January 2, 2021 and October 3, 2020. Changes in fair value of the interest rate cap are recorded in other expenses in the condensed consolidated statement of operations.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

There were no transfers between levels in the fair value hierarchy during the three months ended January 2, 2021 or during fiscal year 2020, respectively.

Seasonality

Our business is highly seasonal. In general, sales and earnings are highest during our fiscal third and fourth quarters, which include April through September and represent the peak months of swimming pool use. Sales are substantially lower during our fiscal first and second quarters.

Prior Period Reclassifications

Reclassifications of certain immaterial prior period amounts have been made to conform to current period presentation.

Note 3—Business Combinations

Fiscal 2020 Acquisition

In October 2019, we acquired the assets of a retailer of supplies and services for hot tubs, swim spas and saunas. The acquisition included six locations in the Pacific Northwest and expanded our physical presence to 37 states. The acquisition did not have a material impact on our financial position or results of operations. Our condensed consolidated financial statements include the results of operations of the acquisition from the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill resulting from the acquisition is deductible for income tax purposes. The purchase accounting for this acquisition is complete.

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The carrying amount of goodwill for the periods ended January 2, 2021, October 3, 2020, and December 28, 2019 were as follows (in thousands):

Balance, January 2, 2021	$93,295
Balance, October 3, 2020	$93,295
Balance, December 28, 2019	$92,821

Other Intangible Assets

Our other intangible assets are as follows as of January 2, 2021:

	Weighted Average Remaining Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
	(In years)	(In thousands)
Trade name and trademarks (finite life)	2.4	$5,540	$(5,167)	$373
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	4.5	8,633	(6,958)	1,675
Consumer relationships	3.6	17,200	(10,485)	6,715
Internally developed software	2.6	4,000	(3,482)	518
Other	1.3	1,000	(967)	33
Total		$54,123	$(27,059)	$27,064

Our other intangible assets are as follows as of October 3, 2020:

	Weighted Average Remaining Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
	(In years)	(In thousands)
Trade name and trademarks (finite life)	2.6	$5,540	$(5,139)	$401
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	4.9	8,633	(6,872)	1,761
Consumer relationships	3.8	17,200	(10,118)	7,082
Internally developed software	2.9	4,000	(3,434)	566
Other	1.6	1,000	(958)	42
Total		$54,123	$(26,521)	$27,602

Our other intangible assets are as follows as of December 28, 2019:

	Weighted Average Remaining Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
	(In years)	(In thousands)
Trade name and trademarks (finite life)	2.3	$5,540	$(5,054)	$486
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	4.0	8,633	(6,317)	2,316
Consumer relationships	3.4	17,200	(8,998)	8,202
Internally developed software	2.3	4,000	(3,244)	756
Other	1.3	1,000	(933)	67
Total		$54,123	$(24,546)	$29,577

Amortization expense for the three months ended January 2, 2021, October 3, 2020, and December 28, 2019 were $0.5 million, $0.6 million, and $0.6 million, respectively. No impairment of goodwill or other intangible assets were recorded in the three months ended January 2, 2021, October 3, 2020, or December 28, 2019.

The estimated future amortization expense related to finite-lived intangible assets on our balance sheet as of January 2, 2021 is as follows (in thousands):

Remainder of fiscal 2021	$1,520
2022	1,936
2023	1,703
2024	1,065
2025	968
Thereafter	2,122
Total	$9,314

Intangible assets also include costs associated with acquiring mailing lists for our proprietary database. As of each of January 2, 2021, October 3, 2020, and December 28, 2019, the gross amounts capitalized on the condensed consolidated balance sheets for mailing lists were $1.6 million with a net carrying value of $0.3 million.

Note 5—Inventories

	(In thousands)
As of	January 2, 2021	October 3, 2020	December 28, 2019
Raw materials	$2,577	$1,967	$1,237
Finished goods	171,958	146,999	183,893
Inventories	$174,535	$148,966	$185,130

Note 6—Accrued Expenses

Accrued expenses consist of the following:

	(In thousands)
As of	January 2, 2021	October 3, 2020	December 28, 2019
Accrued payroll and employee benefits	$19,394	$32,420	$12,529
Occupancy expenses	3,150	3,573	5,992
Interest	489	9,377	12,887
Sales taxes	7,970	11,164	5,540
Self-insurance reserves	5,993	6,518	6,607
Customer deposits	9,304	13,286	3,317
All other current liabilities	12,786	24,829	7,509
Total	$59,086	$101,167	$54,381

Note 7—Long-Term Debt

The table below presents our debt obligations as of the periods presented (in thousands):

	Effective Interest Rate (1)		January 2, 2021	October 3, 2020	December 28, 2019
Term Loan—due on August 16, 2023	3.65%	(2)	$809,093	$811,178	$819,520
Senior Unsecured Notes—due on August 16, 2024			—	390,000	390,000
ABL Credit Facility	2.50%	(3)	—	—	6,300
Total long-term debt			809,093	1,201,178	1,215,820
Less: current portion of long-term debt			(8,341)	(8,341)	(8,341)
Less: noncurrent ABL Credit Facility			—	—	(6,300)
Less: unamortized discount			(2,317)	(9,348)	(11,049)
Less: deferred financing charges			(3,041)	(3,939)	(4,874)
Long-term debt, net			$795,394	$1,179,550	$1,185,256

(1)	Effective interest rates as of January 2, 2021.
(2)	Carries interest at a specified margin over LIBOR of 3.50% with a minimum LIBOR of 0.00%.
(3)	Carries interest at a specific margin of 0.75% and 1.00% with respect to Base Rate loans and between 1.75% and 2.00% with respect to Eurodollar Rate loans with a minimum LIBOR of 0.75%.

Repayment of the Term Loan.    We are required to make principal repayments equal to 0.25% of the Term Loan principal amount as stated in the third amendment executed February 27, 2018 on the last day of December, March, June, and September. We are also required to repay the term loan based on an annual calculation of excess cash flow, as defined in the agreement. At January 2, 2021, no amount of excess cash flow was required to be repaid.

The Term Loan does not require us to comply with any financial covenants. The Term Loan contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts, or the occurrence of a change of control. No event of default had occurred under the Term Loan as of January 2, 2021 or October 3, 2020.

Principal maturities for the Term Loan are as follows as of January 2, 2021 (in thousands):

2021	$6,256
2022	8,341
2023	794,496
Total	$809,093

Repayment of the ABL Credit Facility—We are obligated to pay the lender a commitment fee of 0.375% per annum, payable quarterly in arrears. We are also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment, and negotiation fees. No amounts are outstanding on the $200.0 million ABL Credit Facility as of January 2, 2021 and October 3, 2020, respectively. The amount available was reduced by $11.6 million of existing standby letters of credit as of January 2, 2021 and October 3, 2020, respectively.

The ABL Credit Facility does not require us to comply with any financial covenants. The ABL Credit Facility contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts, or the occurrence of a change of control. No event of default had occurred under the ABL Credit Facility as of January 2, 2021 and October 3, 2020.

Repayment of the Senior Unsecured Notes—The Senior Unsecured Notes principal of $390.0 million was paid in full on November 3, 2020 resulting in a loss on debt extinguishment of $7.3 million. The Senior Unsecured Notes were guaranteed on a senior basis by us and all our present and future domestic wholly owned subsidiaries. Interest-only payments on the Senior Unsecured Notes were payable quarterly on January 10, April 10, July 10, and October 10 of each year. We incurred interest of 8.50% plus LIBOR, subject to a minimum rate of 1.00%, on the Senior Unsecured Notes. The Senior Unsecured Notes had restrictive covenants that limited the ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our assets.

Representations and covenants—The Term Loan and ABL Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default had occurred as of January 2, 2021 and October 3, 2020.

Interest Rate Cap Agreements

In March 2017, we entered into interest rate cap agreements in order to manage the variability of cash flows related to a portion of our floating rate indebtedness. Pursuant to the agreements, we have capped LIBOR at 3.00% with respect to the aggregate notional amount of $750.0 million through the expiration of the agreements in March 2021. In the event LIBOR exceeds 3.00% we will pay interest at the capped rate. In the event LIBOR is less than 3.00%, we will pay interest at the prevailing LIBOR rate.

The fair value of the interest rate cap agreements was zero as of January 2, 2021 and October 3, 2020. We did not recognize any change in value of the interest rate cap agreements for the three months ended January 2, 2021 and October 3, 2020, respectively.

Note 8—Leases

Lessee Arrangements

Operating Leases

We lease certain store, office, distribution, and manufacturing facilities under operating leases that expire at various dates through September 2031.

We are obligated to make cash payments in connection with various lease obligations and purchase commitments. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option for periods of five to ten years. Certain of these arrangements are cancelable on short notice and others require payments upon early termination.

Future annual minimum lease payments as of January 2, 2021, are as follows (in thousands):

Remainder of fiscal 2021	$51,836
2022	60,421
2023	48,158
2024	35,187
2025	21,093
Thereafter	15,946
Total	$232,641
Less: amount of lease payments representing imputed interest	36,447
Present value of future minimum lease payments	196,194
Less: current obligations under leases	56,398
Long-Term lease obligations	$139,796

Rent expense totaled $17.0 million and $15.8 million for the three months ended January 2, 2021 and December 28, 2019, respectively.

Note 9 —Income Taxes

Our effective income tax rate was 32.1% for the three months ended January 2, 2021, compared to 36.4% for the three months ended December 28, 2019. The difference between the statutory rate and our effective rate is primarily attributed to a decrease in the valuation allowance for our interest limitation carryforward and state taxes for the three months ended January 2, 2021. The difference between the statutory rate and our effective rate was primarily due to an increase in the valuation allowance for our interest limitation carryforward for the three months ended December 28, 2019. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax law, federal and state audits and the impact of discrete items.

Note 10—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect on our consolidated financial position or results of operations. We did not record any material loss contingencies as of January 2, 2021, October 3, 2020, or December 28, 2019.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of January 2, 2021 and October 3, 2020 respectively. We had standby letters of credit outstanding in the amounts of $11.6 million as of January 2, 2021 and October 3, 2020, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Purchase Commitments

In addition to our lease obligations, we maintain future purchase commitments related to inventory and operational requirements.

Future minimum purchase commitments as of January 2, 2021 are as follows (in thousands):

Remainder of fiscal 2021	$106,067
2022	76,389
2023	72,731
2024	55,698
2025	34,446
Thereafter	5,687
Total	$351,018

Note 11—Related Party Transactions

In February 2017, we entered into a management services agreement with our private equity sponsors in connection with our acquisition in February 2017. The management services agreement provides that we will pay an annual fee for them to provide management and advisory services to us and our affiliates, including general management consulting services, support and analysis with respect to financing alternatives and strategic planning functions. During the three months ended January 2, 2021 and December 28, 2019, we paid or accrued management fees in the amount of $0.4 million and $1.3 million, respectively. The management services agreement terminated in October 2020 in connection with the completion of our initial public offering.

Note 12—Net Loss Per Share

The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three months ended
	January 2, 2021	December 28, 2019
Weighted average common shares outstanding, used for basic computation	176,989,755	156,500,000
Plus: Incremental shares of potentially dilutive securities	-	-
Weighted average number of common and dilutive potential common shares outstanding	176,989,755	156,500,000

Stock options and restricted stock units not included in the computation of diluted net loss per share were 4,604,118 and 5,949,305 for the three months ended January 2, 2021 because their inclusion would have been anti-dilutive. No potentially dilutive securities were outstanding during the three months ended December 28, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended October 3, 2020, Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, or other sections of this Quarterly Report on Form 10-Q.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal year 2021 and fiscal year 2020 refer to the fiscal years ended October 2, 2021 and October 3, 2020.  Fiscal year 2021 included 52 weeks of operations. Fiscal year 2020 included 53 weeks of operations.

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

We operated 936 and 932 retail locations in 37 states across the United States as of January 2, 2021 and December 28, 2019, respectively. We own 27 locations and lease the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution cost, and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Operating Income

Operating income is gross profit less SG&A. Operating income excludes interest expense, loss on debt extinguishment, income tax expense, and other expenses, net. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

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

Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss (gain) on disposition of fixed assets, management fees, equity-based compensation expense, mark-to-market on interest rate cap, loss on debt extinguishment, and special items. Adjusted EBITDA is not a recognized measure of financial performance under GAAP but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance in isolation from, or as a substitute for, net income (loss), cash flows from operations or cash flow data, all of which are prepared in accordance with GAAP. We have presented adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP. In the future, we may incur expenses or charges such as those added back to calculate adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

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

Adjusted net income is defined as net income adjusted to exclude loss (gain) on disposition of assets, management fees, equity-based compensation expense, mark-to-market on interest rate cap, loss on debt extinguishment, and special items.  Adjusted net income per share is defined as adjusted net income divided by the weighted average number of common shares outstanding.

Factors Affecting the Comparability of our Results of Operations

Our reported results have been affected by, among other events, the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of COVID-19

We are closely monitoring the impact of COVID-19 on all aspects of our business and in all of our locations. As of January 2, 2021, we operated 936 locations in 37 states and all locations are currently open. During the thirteen weeks ended January 2, 2021, we maintained operations as an ‘essential’ business, as defined by various federal, state, and local authorities, by providing essential products and services that maintain the safety and sanitization of homes and businesses. From time to time, certain of our locations may be temporarily closed or restricted to curbside service only. Closures and restrictions did not have a material impact on our performance during the thirteen weeks ended January 2, 2021. We remain committed to supporting federal, state, and local mandates to prevent the spread of COVID-19 while we operate our business and to do our part in protecting public health.

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

As a business, the health and safety of our consumers, communities, and associates remain our highest priority, and we continue to take all precautions recommended by the Centers for Disease Control and Prevention to ensure their safety and well-being. We have proactively implemented extensive measures in response to COVID-19 throughout our business operations, including:

•	Required team members who are experiencing symptoms or have been in close contact with someone who has symptoms or has been exposed to the coronavirus to stay home;
•	Provided additional employee benefits related to COVID-19;
•	Distributed personal protective equipment and implemented new monitoring protocols, including the installation of contactless temperature scanners in our corporate offices and distribution centers;
•	Enhanced facility cleaning including routine sanitization of high touch surfaces;
•	Implemented social distancing guidelines and capacity restrictions in our locations and reduced operating hours;
•	Encouraged contactless payments and introduced curbside pickup and contact-free service calls;
•	Incurred front line recognition pay for associates in our locations, distribution centers, and service technicians during the third and fourth quarters of 2020;
•	Executed remote workforce plan for associates in our corporate offices; and
•	Enacted mandatory travel restrictions.

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

Business Acquisitions

In October 2019, we acquired the assets of a retailer of supplies and services for hot tubs, swim spas and saunas. The acquisition included six locations in the Pacific Northwest and expanded our physical presence to 37 states. The acquisition did not have a material impact on our financial position or results of operations. Our condensed consolidated financial statements include the results of operations of the acquisition from the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill resulting from the acquisition is deductible for income tax purposes. The purchase accounting for this acquisition is complete.

Incremental Public Company Expenses

As a newly public company we incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. These costs will generally be expensed under SG&A in the condensed consolidated statement of operations.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

We derived the condensed consolidated statements of operations for the thirteen weeks ended January 2, 2021 and December 28, 2019 from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended
(dollars in thousands, except per share amounts)	January 2,	December 28,
Statement of operations data:	2021	2019
Sales	$145,006	$122,978
Cost of merchandise and services sold	93,291	81,900
Gross profit	51,715	41,078
Selling, general and administrative expenses	77,489	59,721
Operating loss	(25,774)	(18,643)
Other expense:
Interest expense	11,516	22,417
Loss on debt extinguishment	7,281	—
Other expenses, net	—	137
Total other expense	18,797	22,554
Loss before taxes	(44,571)	(41,197)
Income tax benefit	(14,314)	(15,010)
Net loss	$(30,257)	$(26,187)
Net loss per share
Basic and diluted	$(0.17)	$(0.17)
Weighted average shares outstanding
Basic and diluted	176,989,755	156,500,000

Percentage of Sales(1)	(%)	(%)
Sales	100.0	100.0
Cost of merchandise and services sold	64.3	66.6
Gross Margin	35.7	33.4
Selling, general and administrative expenses	53.4	48.6
Operating loss	(17.8)	(15.2)
Interest expense	7.9	18.2
Loss on debt extinguishment	5.0	-
Other expenses, net	-	0.1
Total other expense	13.0	18.3
Loss before taxes	(30.7)	(33.5)
Income tax benefit	(9.9)	(12.2)
Net loss	(20.9)	(21.3)
Other financial and operations data:
Number of new and acquired locations	—	6
Number of locations open at end of period	936	932
Comparable sales growth(2)	15.7%	3.4%
Adjusted EBITDA(3)	$(243)	$(9,004)
Adjusted EBITDA as a percentage of sales(3)	(0.2)%	(7.3)%
Adjusted net loss(3)	$(10,619)	$(24,314)
Adjusted net loss per share	$(0.06)	$(0.16)

(1)	Components may not add to totals due to rounding.
(2)	See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”

(3)	The tables below provide a reconciliation from our net income to adjusted EBITDA and net income to adjusted net income for the thirteen weeks ended January 2, 2021 and December 28, 2019.

	Three Months Ended
	January 2,	December 28,
	2021	2019
Net loss	$(30,257)	$(26,187)
Interest expense	11,516	22,417
Income tax benefit	(14,314)	(15,010)
Depreciation and amortization expenses (a)	6,595	7,276
(Gain) loss on disposition of assets (b)	(1,758)	443
Management fee (c)	382	1,323
Equity-based compensation expense (d)	12,160	597
Mark-to-market on interest rate cap (e)	—	22
Loss on debt extinguishment (f)	7,281	—
Other (g)	8,152	115
Adjusted EBITDA	$(243)	$(9,004)

	Three Months Ended
	January 2,	December 28,
	2021	2019
Net loss	$(30,257)	$(26,187)
(Gain) loss on disposition of assets (b)	(1,758)	443
Management fee (c)	382	1,323
Equity-based compensation expense (d)	12,160	597
Mark-to-market on interest rate cap (e)	—	22
Loss on debt extinguishment (f)	7,281	—
Other (g)	8,152	115
Tax effects of these adjustments (h)	(6,579)	(627)
Adjusted net loss	$(10,619)	$(24,314)

(a)

Includes depreciation related to our distribution centers and stores, which is included within the cost of merchandise and services sold line item in our condensed consolidated statements of operations.

(b)	Consists of (gain) loss on disposition of assets associated with store closures or the sale of property and equipment.
(c)

Represents amounts paid or accrued in connection with our management services agreement. The management services agreement terminated upon the completion of our initial public offering in the first quarter of fiscal year 2021.

(d)	Represents non-cash charges related to equity-based compensation.
(e)	Includes non-cash charges related to the change in fair value of our interest rate cap agreements.
(f)	Represents non-cash expense due to the write-off of deferred financing costs related to the repayment of our Senior Unsecured Notes during the first quarter of fiscal year 2021.
(g)

Other non-recurring, non-cash or discrete items as determined by management, such as transaction related costs, personnel-related costs, legal expenses, strategic project costs, and miscellaneous costs. The first quarter of fiscal 2021 includes one-time payments of contractual amounts incurred in connection with our IPO.

(h)	Represents the tax effect of the total adjustments based on our actual statutory tax rate for fiscal year 2020 and our estimated statutory tax rate for fiscal year 2021.

Selected Financial Information

Sales

Sales increased to $145.0 million in the three months ended January 2, 2021 from $123.0 million in the prior year period, an increase of $22.0 million or 17.9%. The increase was the result of a comparable sales increase of 15.7% and non-comparable sales growth primarily attributable to acquisitions. The comparable sales increase of $19.3 million in the three months ended January 2, 2021 was driven by an increase in consumer demand across all product categories due to higher use of residential pools and spas. We believe that COVID-19 has accelerated secular trends in consumer behavior and has favorably impacted our sales. While the duration and effects of the COVID-19 pandemic are uncertain, we anticipate that the changes in consumer behavior will continue for the foreseeable future.

Gross Profit and Gross Margin

Gross profit increased to $51.7 million in the three months ended January 2, 2021 from $41.1 million in the prior year period, an increase of $10.6 million or 25.9%. The increase in gross profit was primarily driven by the increase in comparable sales. Gross margin increased to 35.7% in the three months ended January 2, 2021 compared to 33.4% in the prior year period, an increase of 225 basis points.

Selling, General and Administrative Expenses

SG&A increased to $77.5 million in the three months ended January 2, 2021 from $59.7 million in the prior year period, an increase of $17.8 million or 29.8%. The increase in SG&A was driven by an increase in non-cash equity-based compensation of $11.6 million, primarily due to vesting of performance-based equity units, and one-time payments of contractual amounts of $8.2 million. These amounts were incurred in connection with our initial public offering that we completed in November 2020.  The increase in SG&A was partially offset by expenses related to the strategic consolidation of certain locations during the first quarter of fiscal year 2020 of $4.0 million. As a percentage of sales, SG&A increased to 53.4% in the three months ended January 2, 2021 compared to 48.6% in the prior year period, an increase of 488 basis points.

Total Other Expense

Total other expense decreased to $18.8 million in the three months ended January 2, 2021 from $22.6 million in the prior year period, a decrease of $3.8 million. The decrease in the three months ended January 2, 2021 was primarily driven by lower interest expense on our floating rate debt of $10.9 million and was partially offset by a loss on debt extinguishment of $7.3 million related to the repayment of our Senior Unsecured Notes.

Income Taxes

We recorded an income tax benefit of $14.3 million in the three months ended January 2, 2021 and a benefit of $15.0 million in the prior year period. The change in income tax benefit was the result of the impact of limitations on interest expense deductibility in accordance with section 163(j) of the Tax Cuts and Jobs Act of 2017 in each period and related changes in our valuation allowance.

Net Loss and Net Loss per Share

Consequently, net loss increased to $30.3 million in the three months ended January 2, 2021 from a loss of $26.2 million in the prior year period, a decrease of $4.1 million. Net loss per share remained flat at a loss of $0.17 in the three months ended January 2, 2021 when compared to the prior year period.

Adjusted EBITDA

Adjusted EBITDA improved to a loss of $0.2 million in the three months ended January 2, 2021 from a loss of $9.0 million in the prior year period, an increase of $8.8 million. The increase is due primarily to our increase in comparable sales and an improvement in gross margin.

Adjusted Net Loss and Adjusted Net loss per Share

Adjusted net loss improved to a loss of $10.6 million in the three months ended January 2, 2021 from an adjusted net loss of $24.3 million in the prior year period.  Adjusted net loss per share improved to a loss of $0.06 in the three months ended January 2, 2021 from an adjusted net loss per share of $0.16 in the prior year period.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $104.1 million as of January 2, 2021 and $157.1 million as of October 3, 2020. As of January 2, 2021 and October 3, 2020 we did not have any outstanding borrowings under our ABL Credit Facility. On August 13, 2020, we entered into an agreement to amend our ABL Credit Facility to extend the final maturity to August 13, 2025 and increase our borrowing capacity to $200 million, subject to certain restrictions.

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

As of January 2, 2021, outstanding standby letters of credit totaled $11.6 million and, after considering borrowing base restrictions, we had $142.7 million of available borrowing capacity under the terms of the ABL Credit Facility. As of January 2, 2021, we were in compliance with the covenants under the ABL Credit Facility and the Term Loan.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Three Months Ended
	January 2,	December 28,
	2021	2019
Net cash used in operating activities	$(119,294)	$(81,256)
Net cash used in investing activities	(302)	(11,920)
Net cash provided by financing activities	66,601	4,215
Net decrease in cash and cash equivalents	$(52,995)	$(88,961)

Cash Used in Operating Activities

Net cash used in operating activities increased to $119.3 million in the three months ended January 2, 2021 from $81.3 million in the prior year period, an increase of $38.0 million. The increase was primarily driven by changes in working capital related to accounts payable and accrued expenses.

Cash Used in Investing Activities

Net cash used in investing activities decreased to $0.3 million in the three months ended January 2, 2021 from $11.9 million in the prior year period, a decrease of $11.6 million. The decrease in net cash used in investing activities was primarily driven by a $6.2 million decrease related to acquisitions, a $3.0 million decrease related to the timing of investments in property and equipment, and $2.4 million related to the sale of fixed assets.

Cash Provided by Financing Activities

Net cash provided by financing activities increased to $66.6 million in the three months ended January 2, 2021 from $4.2 million in the prior year period, an increase of $62.4 million. The increase in net cash provided by financing activities was primarily related to net proceeds raised during our initial public offering of $458.7 million and was offset by the repayment of the Senior Unsecured Notes of $390.0 million and a decrease in borrowings on our ABL Credit Facility of $6.3 million.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations outside the ordinary course of our business during the three months ended January 2, 2021 except for the $390.0 million repayment of the Senior Unsecured Notes in November 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 2, 2021.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP and the applicable rules and regulations of the SEC for interim reporting. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no material changes to our critical accounting policies and estimates during the 13 weeks ended January 2, 2021 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 filed with the SEC on December 23, 2020.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our borrowings include our ABL Credit Facility and Term Loan. Our ABL Credit Facility provides for revolving loans of up to $200.0 million, with a sub-commitment for issuance of letters of credit of $25.0 million. Because our borrowings bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of January 2, 2021, we had $809.1 million of outstanding variable rate loans outstanding under our Term Loan and no outstanding variable rate debt under our ABL Credit Facility. In conjunction with our IPO all of our obligations related to the Senior Unsecured Notes have been settled. Based on the outstanding variable rate loan balances for the Term Loan and ABL Credit Facility an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $8.1 million over the next 12 months. We have entered into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. At January 2, 2021 and October 3, 2020 we had two interest rate cap agreements with total notional amount of $750 million (the “Cap Agreements”) to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt at a rate of 3.00%. The four-year Cap Agreements reset and settle quarterly through March 31, 2021. Fluctuations in the market value of the Cap Agreements are recorded in “Other expenses, net” on our Condensed Consolidated Statements of Operations.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of January 2, 2021.

Changes in Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of January 2, 2021, we had established reserves for claims that are probable and estimable and such reserves were not significant.  While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 3, 2020, other than the risk factors presented below.

An active trading market for our common stock may not be sustained.

Although our common stock is traded on Nasdaq under the symbol “LESL,” there is a very limited trading history and an active trading market for our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

•  the likelihood that an active trading market for our common stock will be sustained;

•  the liquidity of any such market;

•  the ability of our stockholders to sell their shares of common stock; or

•  the price that our stockholders may obtain for their common stock.

If an active market for our common stock with meaningful trading volume is not maintained, the market price of our common stock may decline materially. Consequently, you may not be able to sell our common stock at prices equal to or greater than the price you paid.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements described below expire and other restrictions on resale lapse, the trading price of our common stock could be adversely impacted. As of February 5, 2021, we had outstanding 186,873,341 million shares of common stock. Approximately 73% of these shares are subject to a 180-day contractual lock-up with the underwriters in connection with our initial public offering, with such lock-up agreements to expire on April 26, 2021. The underwriters may permit our executive officers, directors, employees, and current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. Upon the expiration of the lock-up agreements, all such shares will be eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. In addition, as discussed in “Certain Relationships and Related Party Transactions,” in our Annual Report on Form 10-K, following the expiration of the 180-day contractual lock-up, certain officers, directors, and employees will be prohibited from selling shares for an additional 540 days, subject to limited waivers and exceptions, with such additional lock-up period expiring on October 18, 2022. Upon expiration of each of these lock-up periods, the trading price of our common stock could be adversely impacted if any of these certain significant stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.

L Catterton and GIC Pte. Ltd. (“GIC”) each engage in other investments and business activities in addition to their ownership of us. Under our fifth amended and restated certificate of incorporation, L Catterton and GIC each have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our customers or vendors, or employ or otherwise engage any of our officers, directors or employees. If L Catterton, GIC or any of their respective officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.

In the event that any of our directors and officers who is also a director, officer or employee of L Catterton or GIC acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acts in good faith to the fullest extent permitted by law, then even if L Catterton or GIC pursue or acquire the corporate opportunity or if L Catterton or GIC do not present the corporate opportunity to us, such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us.

At the completion of our IPO, we were a “controlled company” within the meaning of the corporate governance standards of Nasdaq, but have since lost “controlled company” status and are relying on the one-year transition period afforded by the rules of Nasdaq. During this transition period, you may not have the same protections afforded to stockholders of companies that are subject to such requirements.

At the completion of our IPO, more than 50% of the voting power in the election of our directors was held by an individual, group, or another company, and as a result, we were a “controlled company” within the meaning of the corporate governance standards of Nasdaq. As of November 11, 2020, we were no longer a controlled company and must comply with certain corporate governance requirements by the conclusion of the one-year transition period afforded by the rules of Nasdaq, or November 11, 2021, including the requirements that:

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

As a result, the majority of our directors are not currently independent and, with the exception of the audit committee, no committee of our board of directors is composed entirely of independent directors. Accordingly, until such time at which we comply with the above-mentioned corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fifth Amended and Restated Certificate of Incorporation, effective as of November 2, 2020 (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on November 2, 2020 and incorporated herein by reference)

3.2	Amended and Restated Bylaws, effective as of November 2, 2020 (filed with the SEC as Exhibit 3.2 to the Company’s Form 8-K filed November 2, 2020 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LESLIE’S, INC.

Date: February 8, 2021	By:	/s/ Steven M. Weddell
Steven M. Weddell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)