Form 10-Q
period 2021-04-03
Leslie's, Inc.
filed 2021-05-10
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

As of May 7, 2021, the registrant had 187,918,474 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Our actual results could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•	our ability to execute on our growth strategies;
•	our ability to maintain favorable relationships with suppliers and manufacturers;
•	competition from mass merchants and specialty retailers;
•	impacts on our business from the sensitivity of our business to weather conditions, changes in the economy, and the housing market;
•	our ability to implement technology initiatives that deliver the anticipated benefits, without disrupting our operations;
•	regulatory changes and development affecting our current and future products;
•	our ability to obtain additional capital to finance operations;
•	commodity price inflation and deflation;
•	impacts on our business from the COVID-19 pandemic; and
•	other risks and uncertainties, including those listed in the section titled “Risk Factors” in our filings with the United States Securities and Exchange Commission

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended October 3, 2020, Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended January 2, 2021, Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	April 3, 2021	October 3, 2020	March 28, 2020
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets
Cash and cash equivalents	$90,328	$157,072	$11,934
Accounts and other receivables, net	41,733	31,481	30,924
Inventories	277,860	148,966	244,662
Prepaid expenses and other current assets	58,331	34,614	41,609
Total current assets	468,252	372,133	329,129
Property and equipment, net	63,632	66,391	72,169
Operating lease right-of-use assets	181,581	177,655	200,746
Goodwill and other intangibles, net	127,851	121,186	122,213
Deferred tax assets	15,293	6,583	—
Other assets	2,302	2,490	1,270
Total assets	$858,911	$746,438	$725,527
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$181,524	$92,372	$143,197
Accrued expenses	82,338	101,167	67,091
Operating lease liabilities	55,395	54,459	59,721
Income taxes payable	—	1,857	—
Current portion of long-term debt	8,100	8,341	8,341
Total current liabilities	327,357	258,196	278,350
Deferred tax liabilities	—	—	4,273
Operating lease liabilities, noncurrent	130,496	130,234	151,059
Long-term debt, net	789,339	1,179,550	1,234,003
Other long-term liabilities	2,729	5,457	5
Total liabilities	1,249,921	1,573,437	1,667,690
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 186,884,621 issued and outstanding as of April 3, 2021 and 156,500,000 shares authorized, issued and outstanding as of October 3, 2020 and March 28, 2020, respectively.	187	157	157
Additional paid in capital (deficit)	194,605	(278,063)	(278,653)
Retained deficit	(585,802)	(549,093)	(663,667)
Total stockholders’ deficit	(391,010)	(826,999)	(942,163)
Total liabilities and stockholders’ deficit	$858,911	$746,438	$725,527

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Sales	$192,441	$126,377	$337,447	$249,355
Cost of merchandise and services sold	120,758	86,464	214,049	168,364
Gross profit	71,683	39,913	123,398	80,991
Selling, general and administrative expenses	70,374	56,048	147,863	115,769
Operating income (loss)	1,309	(16,135)	(24,465)	(34,778)
Other expense:
Interest expense	8,126	22,709	19,642	45,126
Loss on debt extinguishment	1,888	—	9,169	—
Other expenses, net	1,057	187	1,057	324
Total other expense	11,071	22,896	29,868	45,450
Loss before taxes	(9,762)	(39,031)	(54,333)	(80,228)
Income tax benefit	(3,310)	(9,205)	(17,624)	(24,215)
Net loss	$(6,452)	$(29,826)	$(36,709)	$(56,013)
Net loss per share
Basic and diluted	$(0.03)	$(0.19)	$(0.20)	$(0.36)
Weighted average shares outstanding
Basic and diluted	186,810	156,500	181,900	156,500

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, December 28, 2019	156,500	$157	$(279,251)	$(633,841)	$(912,935)
Equity-based compensation	—	—	598	—	598
Net loss	—	—	—	(29,826)	(29,826)
Balance, March 28, 2020	156,500	$157	$(278,653)	$(663,667)	$(942,163)

Balance, January 2, 2021	186,619	$187	$192,753	$(579,350)	$(386,410)
Issuance of shares under stock incentive plans	266	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs	—	—	(99)	—	(99)
Equity-based compensation	—	—	1,951	—	1,951
Net loss	—	—	—	(6,452)	(6,452)
Balance, April 3, 2021	186,885	$187	$194,605	$(585,802)	$(391,010)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, September 28, 2019	156,500	$157	$(279,848)	$(607,666)	$(887,357)
Impact of adoption of new accounting pronouncements	—	—	—	12	12
Equity-based compensation	—	—	1,195	—	1,195
Net loss	—	—	—	(56,013)	(56,013)
Balance, March 28, 2020	156,500	$157	$(278,653)	$(663,667)	$(942,163)

Balance, October 3, 2020	156,500	$157	$(278,063)	$(549,093)	$(826,999)
Issuance of shares under stock incentive plans	385	—	—	—	—
Issuance of common stock upon initial public offering, net of offering costs	30,000	30	458,557	—	458,587
Equity-based compensation	—	—	14,111	—	14,111
Net loss	—	—	—	(36,709)	(36,709)
Balance, April 3, 2021	186,885	$187	$194,605	$(585,802)	$(391,010)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	April 3, 2021	March 28, 2020
Operating Activities
Net loss	$(36,709)	$(56,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,858	14,088
Equity-based compensation	14,111	1,195
Amortization of deferred financing costs and debt discounts	1,134	1,685
Provision for doubtful accounts	64	149
Deferred income taxes	(8,711)	3,033
(Gain) loss on disposition of assets	(1,753)	470
Loss on debt extinguishment	9,169	—
Changes in operating assets and liabilities:
Accounts and other receivables	(10,316)	(11,046)
Inventories	(127,814)	(93,933)
Prepaid expenses and other current assets	(23,473)	(20,063)
Other assets	228	150
Accounts payable and accrued expenses	64,332	50,829
Income taxes payable	(1,857)	(6,713)
Operating lease assets and liabilities, net	(2,728)	10,034
Net cash used in operating activities	(111,465)	(106,135)
Investing Activities
Purchases of property and equipment	(9,490)	(12,478)
Acquisitions, net of cash acquired	(6,040)	(6,188)
Proceeds from disposition of fixed assets	2,404	6
Net cash used in investing activities	(13,126)	(18,660)
Financing Activities
Borrowings on revolving commitment	—	181,750
Payments on revolving commitment	—	(131,750)
Repayment of long term debt	(392,085)	(4,170)
Issuance of long term debt	907	—
Payment of deferred financing costs	(9,562)	—
Proceeds from issuance of common stock upon initial public offering, net	458,587	—
Net cash provided by financing activities	57,847	45,830
Net decrease in cash and cash equivalents	(66,744)	(78,965)
Cash and cash equivalents, beginning of period	157,072	90,899
Cash and cash equivalents, end of period	$90,328	$11,934
Supplemental Disclosure of Cash Payments for:
Interest	$27,081	$44,762
Income taxes	3,078	2,882

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 940 company-operated locations in 38 states and e-commerce websites.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying interim condensed consolidated financial statements following United States generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The condensed consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. These interim condensed consolidated financial statements and the related notes should be read in conjunction with the audited condensed consolidated financial statements and notes for the years ended October 3, 2020 and September 28, 2019.

Initial and Subsequent Public Offering

In November 2020, the Company completed an initial public offering (“IPO”) of 30.0 million shares of common stock at a public offering price of $17.00 per share for net proceeds of $458.7 million, after deducting underwriting discounts and commissions of $45.0 million and offering costs of $6.3 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares. The Company used the net proceeds from the IPO to repay the entire outstanding amount related to its $390.0 million Senior Unsecured Notes. The remaining proceeds will be used for working capital and general corporate purposes.

In February 2021, certain of the Company’s stockholders, completed a subsequent public offering of 29.0 million shares of common stock, with a 30-day option for the underwriters to purchase up to 4.4 million additional shares of common stock, at a public offering price of $26.00 per share for net proceeds of $731.4 million, after deducting underwriting discounts and commissions of $22.6 million.  All proceeds from the sale of shares of common stock in this offering were received by the selling stockholders.

Stock Split

All share and per share information included in the accompanying condensed consolidated financial statements has been adjusted to reflect a 156,500-for-1 stock split which was effected on October 23, 2020. The par value of the common stock was not adjusted as the result of the stock split.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal year 2021 refer to the fiscal year ending October 2, 2021, which contains 52 weeks, and references to fiscal year 2020 refer to the fiscal year ended October 3, 2020, which contained 53 weeks. References to the three months ended April 3, 2021 and the three months ended March 28, 2020 refer to the 13 weeks ended April 3, 2021 and March 28, 2020, respectively. References to the six months ended April 3, 2021 and the six months ended March 28, 2020 refer to the 26 weeks ended April 3, 2021 and March 28, 2020, respectively.

Use of Estimates

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

Fair Value Measurements

As of April 3, 2021 and October 3, 2020, we held no assets that were required to be measured at fair value on a recurring basis.

Fair Value of Financial Instruments

We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period.

The fair value of the Term Loan due in 2028 (see Note 7) was determined to be $804.7 million as of April 3, 2021. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The fair value of the interest rate cap agreements (see Note 7) was determined to be Level 2 and is included in other assets on the condensed consolidated balance sheets as of October 3, 2020. Our interest rate cap agreements expired in March 2021; consequently, we had no interest rate cap agreements as of April 3, 2021. Changes in fair value of the interest rate cap are recorded in other expenses, net on our condensed consolidated statements of operations.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

There were no transfers between levels in the fair value hierarchy during the three and six months ended April 3, 2021 and March 28, 2020, respectively.

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

Note 3—Business Combinations

The following acquisitions did not have a material impact on our financial position or results of operations. Our condensed consolidated financial statements include the results of operations of these acquisitions from the date of acquisition. The total purchase consideration was allocated to the assets acquired and the liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill resulting from these acquisitions are deductible for income tax purposes.

Fiscal 2021 Acquisition

In March 2021, we acquired the assets of a retailer of supplies and services for hot tubs, swim spas and fireplaces. The acquisition included four store locations in the Denver, Colorado area and expanded our physical presence to 38 states. Our estimates and assumptions are subject to change as we gather additional information throughout the measurement period, which is up to 12 months after the acquisition date, and if we make changes to the amounts recorded, such amounts are recorded in the period in which they are identified.

Fiscal 2020 Acquisition

In October 2019, we acquired the assets of a retailer of supplies and services for hot tubs, swim spas and saunas. The acquisition included six locations in the Pacific Northwest and expanded our physical presence to 37 states. The purchase accounting for this acquisition is complete.

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The carrying amounts of goodwill are as follows (in thousands):

Carrying Value
Balance, April 3, 2021	$97,692
Balance, October 3, 2020	93,295
Balance, March 28, 2020	92,821

Other Intangible Assets

Other intangible assets consisted of the following as of April 3, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	1.6	$5,540	$(5,195)	$345
Trade name and trademarks (indefinite life)	Indefinite	18,550	—	18,550
Non-compete agreements	4.4	9,833	(7,014)	2,819
Consumer relationships	3.2	18,500	(10,853)	7,647
Internally developed software	2.0	4,000	(3,530)	470
Other	0.7	1,000	(975)	25
Total		$57,423	$(27,567)	$29,856

Other intangible assets are as follows as of October 3, 2020 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	2.6	$5,540	$(5,139)	$401
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	4.9	8,633	(6,872)	1,761
Consumer relationships	3.8	17,200	(10,118)	7,082
Internally developed software	2.9	4,000	(3,434)	566
Other	1.6	1,000	(958)	42
Total		$54,123	$(26,521)	$27,602

Other intangible assets are as follows as of March 28, 2020 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	2.3	$5,540	$(5,082)	$458
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	4.2	8,633	(6,364)	2,269
Consumer relationships	3.5	17,200	(9,340)	7,860
Internally developed software	2.5	4,000	(3,307)	693
Other	1.3	1,000	(942)	58
Total		$54,123	$(25,035)	$29,088

Amortization expense for the three months ended April 3, 2021 and March 28, 2020 was $0.5 million. Amortization expense for the six months ended April 3, 2021 and March 28, 2020 was $1.0 million and $1.1 million, respectively. No impairment of goodwill or other intangible assets was recorded during the three and six months ended April 3, 2021 and March 28, 2020, respectively.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our balance sheet as of April 3, 2021 (in thousands):

Amount
Remainder of Fiscal 2021	$1,197
2022	2,266
2023	2,033
2024	1,395
2025	1,298
Thereafter	3,918
Total	$12,107

Intangible assets also include costs associated with acquiring mailing lists for our proprietary database. As of April 3, 2021, October 3, 2020, and March 28, 2020, gross amounts capitalized on the condensed consolidated balance sheets for mailing lists were $1.6 million with a net carrying value of $0.3 million.

Note 5—Inventories

Inventory consisted of the following (in thousands):

	April 3, 2021	October 3, 2020	March 28, 2020
Raw materials	$4,274	$1,967	$2,047
Finished goods	273,586	146,999	242,615
Inventories	$277,860	$148,966	$244,662

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	April 3, 2021	October 3, 2020	March 28, 2020
Accrued payroll and employee benefits	$23,030	$32,420	$10,120
Occupancy expenses	1,817	3,573	12,145
Interest	524	9,377	16,283
Sales taxes	11,902	11,164	7,685
Self-insurance reserves	5,081	6,518	5,822
Customer deposits	17,884	13,286	3,980
All other current liabilities	22,100	24,829	11,056
Total	$82,338	$101,167	$67,091

Note 7—Long-Term Debt

Our debt obligations consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		April 3, 2021	October 3, 2020	March 28, 2020
Term Loan—due on March 9, 2028	3.25%	(2)	$810,000	$811,178	$817,434
Senior Unsecured Notes			—	390,000	390,000
ABL Credit Facility	2.50%	(3)	—	—	50,000
Total long-term debt			810,000	1,201,178	1,257,434
Less: current portion of long-term debt			(8,100)	(8,341)	(8,341)
Less: unamortized discount			(3,519)	(9,348)	(10,510)
Less: deferred financing charges			(9,042)	(3,939)	(4,580)
Long-term debt, net			$789,339	$1,179,550	$1,234,003

(1)	Effective interest rates as of April 3, 2021.
(2)	Carries interest at a specified margin over LIBOR of 2.75% with a minimum LIBOR of 0.50%.
(3)	Carries interest at a specific margin between 0.75% and 1.00% with respect to Base Rate loans and between 1.75% and 2.00% with respect to Eurodollar Rate loans with a minimum LIBOR of 0.75%.

Term Loan—In March 2021, we entered into an amended and restated term loan credit agreement (the “Term Loan”). The Term Loan provides for an $810.0 million secured term loan facility, decreased pricing by 75 basis points and extended the maturity date to March 9, 2028. The other material terms of the Term Loan prior to the amendment remained substantially unchanged. In addition, as a result of the Term Loan, during the three months ended April 3, 2021, we recognized a $1.9 million loss on early debt extinguishment related to the prepayment of the underlying loan tranches prepaid in connection with the amended Term Loan.

Borrowings under the Term Loan have an initial applicable rate, at our option of, (i) 2.75% for loans that are LIBOR loans and (ii) 1.75% of loans that are ABR loans. The applicable rate of the Term Loan is based on our first lien leverage ratio as follows: (a) if the first lien leverage ratio is greater than 2.75 to 1.00, the applicable rate will be 2.75% for LIBOR loans and 1.75% for ABR loans and (b) the first lien leverage ratio is less than or equal to 2.75 to 1.00, the applicable rate will be 2.50% for LIBOR loans and 1.50% for ABR loans. For LIBOR loans, the loans will bear interest at the adjusted LIBOR rate plus the applicable rate, where the adjusted LIBOR rate will not be less than 0.50%.

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan contains customary events of default and no event of default had occurred under the Term Loan as of April 3, 2021 or October 3, 2020.

ABL Credit Facility—In August 2020, we entered into an agreement to amend our ABL Credit Facility to extend the final maturity to August 13, 2025 and increase our borrowing capacity to $200.0 million, subject to certain restrictions. We are obligated to pay the lender a commitment fee of 0.375% per annum, payable quarterly in arrears. We are also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment, and negotiation fees. As of April 3, 2021 and October 3, 2020, no amounts were outstanding on the ABL Credit Facility. The amount available was reduced by $9.2 million of existing standby letters of credit as of April 3, 2021.

Substantially all of our assets are pledged as collateral to secure our indebtedness The ABL Credit Facility does not require us to comply with any financial covenants. The ABL Credit Facility contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts, or the occurrence of a change of control. No event of default had occurred under the ABL Credit Facility as of April 3, 2021 and October 3, 2020.

Senior Unsecured Notes—The Senior Unsecured Notes principal of $390.0 million was paid in full on November 3, 2020 resulting in a loss on debt extinguishment of $7.3 million for the six months ended April 3, 2021. The Senior Unsecured Notes were guaranteed on a senior basis by us and all our present and future domestic wholly owned subsidiaries. Interest-only payments on the Senior Unsecured Notes were payable quarterly on January 10, April 10, July 10, and October 10 of each year. We incurred interest of 8.50% plus LIBOR, subject to a minimum rate of 1.00%, on the Senior Unsecured Notes. The Senior Unsecured Notes had restrictive covenants that limited the ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our assets.

Interest Rate Cap Agreements

In March 2017, we entered into interest rate cap agreements in order to manage the variability of cash flows related to a portion of our floating rate indebtedness. Pursuant to the agreements, we capped LIBOR at 3.00% with respect to the aggregate notional amount of $750.0 million. In March 2021, our interest rate cap agreements expired.

The fair value of our interest rate cap agreements were zero as of October 3, 2020. We did not recognize any gain or loss on our interest rate cap agreements during the three and six months ended April 3, 2021 and March 28, 2020, respectively.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of April 3, 2021 (in thousands):

Amount
Remainder of Fiscal 2021	$4,050
2022	8,100
2023	8,100
2024	6,075
2025	10,125
Thereafter	773,550
Total	$810,000

Note 8—Leases

Lessee Arrangements

Operating Leases

We lease certain store, office, distribution, and manufacturing facilities under operating leases that expire at various dates through October 2030. We are obligated to make cash payments in connection with various lease obligations and purchase commitments. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option for periods of five to ten years. Certain of these arrangements are cancelable on short notice and others require payments upon early termination.

The following table summarizes the future annual minimum lease payments as of April 3, 2021 (in thousands):

Amount
Remainder of Fiscal 2021	$34,560
2022	61,431
2023	49,272
2024	36,334
2025	22,248
Thereafter	17,224
Total	$221,069
Less: amount of lease payments representing imputed interest	35,178
Present value of future minimum lease payments	185,891
Less: current obligations under leases	55,395
Long-Term lease obligations	$130,496

Operating lease expense totaled $16.3 million and $16.1 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Operating lease expense totaled $33.3 million and $31.9 million for the six months ended April 3, 2021 and March 28, 2020, respectively.

Note 9 —Income Taxes

Our effective income tax rate was 31.8% for the six months ended April 3, 2021, compared to 30.7% for the six months ended March 28, 2020. The difference between the statutory rate and our effective rate for the six months ended April 3, 2021 and March 28, 2020 was primarily attributed to a reduction in the valuation allowance for our interest limitation carryforward during the period. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax law, federal and state audits and the impact of discrete items.

Note 10—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect on our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of April 3, 2021, October 3, 2020, and March 28, 2020.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of April 3, 2021 and October 3, 2020 respectively. We had standby letters of credit outstanding in the amounts of $9.2 million and $11.6 million as of April 3, 2021 and October 3, 2020, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Purchase Commitments

In addition to our lease obligations, we maintain future purchase commitments related to inventory and operational requirements.

The following table summarizes the future minimum purchase commitments as of April 3, 2021 (in thousands):

Amount
Remainder of Fiscal 2021	$77,607
2022	87,389
2023	84,731
2024	68,698
2025	48,446
Thereafter	7,687
Total	$374,558

Note 11—Related Party Transactions

In February 2017, we entered into a management services agreement with our private equity sponsors in connection with our acquisition in February 2017. The management services agreement provides that we will pay an annual fee for them to provide management and advisory services to us and our affiliates, including general management consulting services, support and analysis with respect to financing alternatives and strategic planning functions. The management services agreement terminated in October 2020 in connection with the completion of our initial public offering. During the three months ended March 28, 2020, we paid or accrued management fees in the amount of $0.6 million. During the six months ended April 3, 2021 and March 28, 2020, we paid or accrued management fees in the amount of $0.4 million and $1.9 million, respectively.

Note 12—Net Loss Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Weighted average common shares outstanding, used for basic computation	186,810	156,500	181,900	156,500
Plus: Incremental shares of potentially dilutive securities	-	-	-	-
Weighted average number of common and dilutive potential common shares outstanding	186,810	156,500	181,900	156,500

Stock options and restricted stock units not included in the computation of diluted net loss per share were 4.8 million and 5.7 million, respectively, for the three months ended April 3, 2021 because their inclusion would have been anti-dilutive. Stock options and restricted stock units not included in the computation of diluted net loss per share were 4.7 million and 5.8 million, respectively, for the six months ended April 3, 2021 because their inclusion would have been anti-dilutive. No potentially dilutive securities were outstanding during the three and six months ended March 28, 2020.

Note 13—Subsequent Events

On April 12, 2021, we entered into Amendment No. 5 to our $200.0 million ABL Credit Facility (the “Amendment”). The Amendment (i) decreased the applicable margin on the Base Rate loans to a range of 0.25% to 0.75% from 0.75% to 1.00%, (ii) decreased the applicable margin on the Eurodollar Rate loans to a range of 1.25% to 1.75% from 1.75% to 2.00%, (iii) changed the LIBOR floor to 0% from 0.75%, and (iv) decreased our commitment fee rate to 0.25% from 0.375%. The other terms of the ABL Credit Facility prior to the amendment thereof remain substantially unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended October 3, 2020, Part II, Item 1A, “Risk Factors” of our Quarterly Report on From 10-Q for the quarter ended January 2, 2021, Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, or other sections of this Quarterly Report on Form 10-Q.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal year 2021 refer to the fiscal year ending October 2, 2021, which contains 52 weeks. References to fiscal year 2020 refer to the fiscal year ended October 3, 2020, which contained 53 weeks.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $11 billion United States pool and spa care industry, serving residential, professional, and commercial consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 940 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

We operate primarily in the pool and spa aftermarket industry which is one of the most fundamentally attractive consumer categories given its scale, predictability, and growth outlook. We have a highly predictable, recurring revenue model, as evidenced by our 57 consecutive years of sales growth. Approximately 80% of our assortment is comprised of non-discretionary products essential to the care of residential and commercial pools and spas. Our assortment includes chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products. We also offer important essential services, such as equipment installation and repair for residential and commercial consumers. Consumers receive the benefit of extended vendor warranties when purchasing product through our locations or when our certified in-field technicians install or repair equipment on-site. We offer complimentary, commercial-grade in-store water testing and analysis via our proprietary AccuBlue® system, which increases consumer engagement, conversion, basket size, and loyalty, resulting in higher lifetime value. Our water treatment expertise is powered by data and intelligence accumulated from the millions of water tests we have performed over our history, positioning us as the most trusted water treatment service provider in the industry. Due to the non-discretionary nature of our products and services, our business has historically delivered strong, uninterrupted growth and profitability in all market environments, including the Great Recession and the COVID-19 pandemic.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures we use are sales, gross profit and gross margin, selling, general and administrative expenses, and operating income. The key non-GAAP measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per share.

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

We operated 940 and 932 retail locations in 38 and 37 states across the United States as of April 3, 2021 and March 28, 2020, respectively. We own 27 locations and lease the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

Gross Profit and Gross Margin

Gross profit is equal to our sales less our cost of merchandise and services sold. Cost of merchandise and services sold reflects the direct cost of purchased merchandise, costs to package certain chemical products, including direct materials and labor, costs to provide services, including labor and materials, as well as distribution and occupancy costs. The direct cost of purchased merchandise includes vendor rebates, which are generally treated as a reduction of merchandise costs. We recognize such vendor rebates at the time the obligations to purchase products or perform services have been completed, and the related inventory has been sold. Distribution costs include warehousing and transportation expenses, including costs associated with third-party fulfillment centers used to ship merchandise to our e-commerce consumers. Occupancy costs include the rent, common area maintenance, real estate taxes, and depreciation and amortization costs of all retail locations. These costs are significant and are expected to continue to increase as our company grows.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (“SG&A”) include selling and operating expenses at our retail locations and corporate-level general and administrative expenses. Selling and operating expenses at retail locations include payroll, bonus and benefit costs for personnel, supplies, and credit and debit card processing costs. Corporate expenses include payroll, bonus, and benefit costs for our corporate and field support functions, marketing and advertising, insurance, utilities, occupancy costs related to our corporate office facilities, professional services, and depreciation and amortization for all assets, except those related to our retail locations and distribution operations, which are included in cost of merchandise and services sold. Selling and operating expenses generally vary proportionately with sales and the change in the number of locations. In contrast, general and administrative expenses are generally not directly proportional to sales and the change in the number of locations, but will be expected to increase over time to support the needs of our growing company. The components of our SG&A may not be comparable to the components of similar measures of other companies.

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

Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share

Adjusted net income (loss) and adjusted net income (loss) per share are additional key measures used by management and our board of directors to assess our financial performance. Adjusted net income (loss) and adjusted net income (loss) per share are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

Adjusted net income (loss) is defined as net income adjusted to exclude loss (gain) on disposition of fixed assets, management fees, equity-based compensation expense, mark-to-market on interest rate cap, loss on debt extinguishment, and special items. Adjusted net income (loss) per share is defined as adjusted net income (loss) divided by the weighted average number of common shares outstanding.

Factors Affecting the Comparability of our Results of Operations

Our reported results have been affected by, among other events, the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of COVID-19

We are closely monitoring the continuing impact of COVID-19 on all aspects of our business and in all of our locations. As of April 3, 2021, we operated 940 locations in 38 states and all locations are currently open. During the 13- and 26- weeks ended April 3, 2021, we maintained operations as an ‘essential’ business, as defined by various federal, state, and local authorities, by providing essential products and services that maintain the safety and sanitization of homes and businesses. From time to time, certain of our locations may be temporarily closed or restricted to curbside service only. Closures and restrictions did not have a material impact on our performance during the 13- and 26- weeks ended April 3, 2021. We remain committed to supporting federal, state, and local mandates to prevent the spread of COVID-19 while we operate our business and to do our part in protecting public health.

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

As a business, the health and safety of our consumers, communities, and associates remain our highest priority, and we continue to take all precautions recommended by the Centers for Disease Control and Prevention to ensure their safety and well-being. We have proactively implemented extensive measures in response to COVID-19 throughout our business operations, including:

•	Required team members who are experiencing symptoms or have been in close contact with someone who has symptoms or has been exposed to the coronavirus to stay home;
•	Provided additional employee benefits related to COVID-19, including covering the cost of the vaccine for our employees;
•	Distributed personal protective equipment and implemented new monitoring protocols, including the installation of contactless temperature scanners in our corporate offices and distribution centers;
•	Enhanced facility cleaning including routine sanitization of high touch surfaces;
•	Implemented social distancing guidelines and capacity restrictions in our locations and reduced operating hours;
•	Encouraged contactless payments and introduced curbside pickup and contact-free service calls;
•	Incurred front line recognition pay for associates in our locations, distribution centers, and service technicians during the third and fourth quarters of 2020;
•	Executed remote workforce plan for associates in our corporate offices; and
•	Enacted mandatory travel restrictions.

We have also closely coordinated with our vendor partners to minimize the impact of supply disruptions and maintain the flow of essential products to meet the elevated demand from consumers in the current environment. The full impact of COVID-19 on our financial and operating performance depends significantly on the duration and severity of the pandemic, the actions taken to contain or mitigate its impact, and any changes in consumer behaviors. It is not possible to predict the likelihood, timing, or severity of the aforementioned direct and indirect impacts of COVID-19 on our business. Restrictions on the operation of our locations and distribution facilities could have a material impact on our sales and earnings. COVID-19 could also lead to significant disruption to our supply chain for products we sell and could have a material impact on our sales and earnings.

Business Acquisitions

Our business acquisitions did not have a material impact on our financial position or results of operations. See Note 3 – Business Combinations to the accompanying unaudited condensed consolidated financial statements for information regarding our business acquisitions.

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

Results of Operations

We derived the condensed consolidated statements of operations for the 13- and 26- weeks ended April 3, 2021 and March 28, 2020 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

(dollars in thousands, except per share amounts)	Three Months Ended		Six Months Ended
Statement of operations data:	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Sales	$192,441	$126,377	$337,447	$249,355
Cost of merchandise and services sold	120,758	86,464	214,049	168,364
Gross profit	71,683	39,913	123,398	80,991
Selling, general and administrative expenses	70,374	56,048	147,863	115,769
Operating income (loss)	1,309	(16,135)	(24,465)	(34,778)
Other expense:
Interest expense	8,126	22,709	19,642	45,126
Loss on debt extinguishment	1,888	—	9,169	—
Other expenses, net	1,057	187	1,057	324
Total other expense	11,071	22,896	29,868	45,450
Loss before taxes	(9,762)	(39,031)	(54,333)	(80,228)
Income tax benefit	(3,310)	(9,205)	(17,624)	(24,215)
Net loss	$(6,452)	$(29,826)	$(36,709)	$(56,013)
Net loss per share
Basic and diluted	$(0.03)	$(0.19)	$(0.20)	$(0.36)
Weighted average shares outstanding
Basic and diluted	186,810	156,500	181,900	156,500

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	62.8	68.4	63.4	67.5
Gross margin	37.2	31.6	36.6	32.5
Selling, general and administrative expenses	36.6	44.4	43.8	46.4
Operating income (loss)	0.7	(12.8)	(7.3)	(13.9)
Other expense:
Interest expense	4.2	18.0	5.8	18.1
Loss on debt extinguishment	1.0	-	2.7	-
Other expenses, net	0.5	0.1	0.3	0.1
Total other expense	5.8	18.1	8.9	18.2
Loss before taxes	(5.1)	(30.9)	(16.1)	(32.2)
Income tax benefit	(1.7)	(7.3)	(5.2)	(9.7)
Net loss	(3.4)	(23.6)	(10.9)	(22.5)
Other financial and operations data:
Number of new and acquired locations	4	—	4	6
Number of locations open at end of period	940	932	940	932
Comparable sales growth(2)	51.3%	13.7%	33.7%	8.4%
Adjusted EBITDA(3)	$9,528	$(8,081)	$9,285	$(17,085)
Adjusted EBITDA as a percentage of sales(3)	5.0%	(6.4)%	2.8%	(6.9)%
Adjusted net loss(3)	$(2,781)	$(28,756)	$(13,400)	$(53,070)
Adjusted net loss per share	$(0.01)	$(0.18)	$(0.07)	$(0.34)

(1)	Components may not add to totals due to rounding.
(2)	See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)	The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to adjusted net loss for the 13- and 26- weeks ended April 3, 2021 and March 28, 2020 (in thousands).

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net loss	$(6,452)	$(29,826)	$(36,709)	$(56,013)
Interest expense	8,126	22,709	19,642	45,126
Income tax benefit	(3,310)	(9,205)	(17,624)	(24,215)
Depreciation and amortization expenses(a)	6,263	6,812	12,858	14,088
Loss (gain) on disposition of fixed assets(b)	5	27	(1,753)	470
Management fee(c)	—	617	382	1,940
Equity-based compensation expense(d)	1,951	598	14,111	1,195
Mark-to-market on interest rate cap(e)	—	—	—	22
Loss on debt extinguishment(f)	1,888	—	9,169	—
Costs related to equity offerings(g)	1,057	—	9,209	—
Other(h)	—	187	—	302
Adjusted EBITDA	$9,528	$(8,081)	$9,285	$(17,085)

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net loss	$(6,452)	$(29,826)	$(36,709)	$(56,013)
Loss (gain) on disposition of fixed assets(b)	5	27	(1,753)	470
Management fee(c)	—	617	382	1,940
Equity-based compensation expense(d)	1,951	598	14,111	1,195
Mark-to-market on interest rate cap(e)	—	—	—	22
Loss on debt extinguishment(f)	1,888	—	9,169	—
Costs related to equity offerings(g)	1,057	—	9,209	—
Other(h)	—	187	—	302
Tax effects of these adjustments(i)	(1,230)	(359)	(7,809)	(986)
Adjusted net loss	$(2,781)	$(28,756)	$(13,400)	$(53,070)

______________

(a)

Includes depreciation related to our distribution centers and stores, which is included within the cost of merchandise and services sold line item in our condensed consolidated statements of operations.

(b)	Consists of loss (gain) loss on disposition of assets associated with store closures or the sale of property and equipment.
(c)

Represents amounts paid or accrued in connection with our management services agreement. The management services agreement terminated upon the completion of our initial public offering during the six months ended April 3, 2021.

(d)	Represents non-cash charges related to equity-based compensation.
(e)	Includes non-cash charges related to the change in fair value of our interest rate cap agreements, which expired in March 2021.
(f)

Represents non-cash expense due to the write-off of deferred financing costs related to our Term Loan modification during the three months ended April 3, 2021 and the repayment of our Senior Unsecured Notes during the six months ended April 3, 2021.

(g)	Includes one-time payments of contractual amounts incurred in connection with our IPO that was completed in November 2020 and our follow-on equity offering in February 2021.
(h)

Other non-recurring, non-cash or discrete items as determined by management, such as transaction related costs, personnel-related costs, legal expenses, strategic project costs, and miscellaneous costs.

(i)	Represents the tax effect of the total adjustments based on our actual statutory tax rate for fiscal year 2020 and our estimated statutory tax rate for fiscal year 2021.

Selected Financial Information

Sales

Sales increased to $192.4 million for the three months ended April 3, 2021 from $126.4 million in the prior period, an increase of $66.0 million or 52.3%. This increase was the result of a comparable sales increase of 51.3% and non-comparable sales growth primarily attributable to acquisitions. The comparable sales increase of $64.8 million for the three months ended April 3, 2021 was driven by an increase in consumer demand across all product categories due to higher use of residential pools and spas.

Sales increased to $337.4 million for the six months ended April 3, 2021 from $249.4 million in the prior year period, an increase of $88.0 million or 35.3%. This increase was the result of a comparable sales increase of 33.7% and non-comparable sales growth primarily attributable to acquisitions. The comparable sales increase of $84.1 million for the six months ended April 3, 2021 was driven by an increase in consumer demand across all product categories due to higher use of residential pools and spas.

We believe that COVID-19 has accelerated secular trends in consumer behavior and has favorably impacted our sales. While the duration and effects of the COVID-19 pandemic are uncertain, we anticipate that the changes in consumer behavior will continue for the foreseeable future.

Gross Profit and Gross Margin

Gross profit increased to $71.7 million for the three months ended April 3, 2021 from $39.9 million in the prior period, an increase of $31.8 million or 79.6%. Gross margin increased to 37.2% for the three months ended April 3, 2021 compared to 31.6% in the prior year period, an increase of 567 basis points.

Gross profit increased to $123.4 million for the six months ended April 3, 2021 from $81.0 million in the prior year period, an increase of $42.4 million or 52.4%. Gross margin increased to 36.6% for the six months ended April 3, 2021 compared to 32.5% in the prior year period, an increase of 409 basis points. These increases in gross profit were primarily driven by the increase in comparable sales.

Selling, General and Administrative Expenses

SG&A increased to $70.4 million for the three months ended April 3, 2021 from $56.0 million in the prior period, an increase of $14.4 million or 25.6%. As a percentage of sales, SG&A decreased to 36.6% for the three months ended April 3, 2021 compared to 44.4% in the prior period, a decrease of 779 basis points. The increase in SG&A for the three months ended April 3, 2021, consisted primarily of $12.1 million attributed to the increase in overall sales and our continued investments to support Company growth and $2.0 million related to noncash equity-based compensation charges.

SG&A increased to $147.9 million for the six months ended April 3, 2021 from $115.8 million in the prior year period, an increase of $32.1 million or 27.7%. As a percentage of sales, SG&A decreased to 43.8% for the six months ended April 3, 2021 compared to 46.4% in the prior year period, a decrease of 261 basis points. The increase in SG&A for the six months ended April 3, 2021, consisted primarily of $14.8 million attributed to the increase in overall sales and our continued investments to support Company growth, $12.9 million related to noncash equity-based compensation charges primarily due to the vesting of performance-based equity units at the time of the IPO, and $8.2 million of one-time contractual amounts incurred in connection with the IPO, partially offset by $3.8 million of expenses related to the strategic consolidation of certain locations during the first quarter of fiscal year 2020.

Total Other Expense

Total other expense decreased to $11.1 million for the three months ended April 3, 2021 from $22.9 million in the prior period, a decrease of $11.8 million. Total other expense decreased to $29.9 million for the six months ended April 3, 2021 from $45.5 million in the prior year period, a decrease of $15.6 million. These decreases were primarily driven by lower interest expense on our floating rate debt of $14.6 million and $25.5 million for the three and six months ended April 3, 2021, respectively, partially offset by a loss on debt extinguishment related to the repayment of our Senior Unsecured Notes and Term Loan of $1.9 million and $9.2 million for the three and six months ended April 3, 2021, respectively.

Income Taxes

The income tax benefit decreased to $3.3 million for the three months ended April 3, 2021 from $9.2 million compared to the prior period, a decrease of $5.9 million. The income tax benefit decreased to $17.6 million for the six months ended April 3, 2021 from $24.2 million compared to the prior year period, a decrease of $6.6 million. These decreases primarily relate to a lower loss before taxes in each of the current year periods.

The effective income tax rate was 31.8% for the six months ended April 3, 2021 and includes the reversal of a valuation allowance for our interest limitation carryforward as a result of our IPO and subsequent debt paydown. The effective income tax rate was 30.7% for the six months ended March 28, 2020 and includes a decrease in the valuation allowance for our interest limitation carryforward due to favorable provisions of the CARES Act.

Net Loss and Net Loss per Share

Net loss improved to a loss of $6.5 million for the three months ended April 3, 2021 from a loss of $29.8 million in the prior period, an increase of $23.3 million or 78.4%. Net loss per share improved to a loss of $0.03 per share for the three months ended April 3, 2021 from a loss of $0.19 per share in the prior period.

Net loss improved to a loss of $36.7 million for the six months ended April 3, 2021 from a loss of $56.0 million in the prior year period, an increase of $19.3 million or 34.5%. Net loss per share improved to a loss of $0.20 per share for the six months ended April 3, 2021 from a loss of $0.36 per share in the prior year period.

Adjusted EBITDA

Adjusted EBITDA improved to $9.5 million for the three months ended April 3, 2021 compared to an Adjusted EBITDA loss of $8.1 million in the prior year period, an increase of $17.6 million. Adjusted EBITDA improved to $9.3 million for the six months ended April 3, 2021 compared to an Adjusted EBITDA loss of $17.1 million in the prior year period, an increase of $26.4 million. These improvements are due primarily to our increase in comparable sales and an improvement in gross margin.

Adjusted Net Loss and Adjusted Net loss per Share

Adjusted net loss improved to a loss of $2.8 million for the three months ended April 3, 2021 from an adjusted net loss of $28.8 million in the prior year period.  Adjusted net loss per share improved to a loss of $0.01 for the three months ended April 3, 2021 from an adjusted net loss per share of $0.18 in the prior year period.

Adjusted net loss improved to a loss of $13.4 million for the six months ended April 3, 2021 from an adjusted net loss of $53.1 million in the prior year period.  Adjusted net loss per share improved to a loss of $0.07 for the six months ended April 3, 2021 from an adjusted net loss per share of $0.34 in the prior year period.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and availability under our ABL Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and borrowings under our ABL Credit Facility.

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $90.3 million as of April 3, 2021 and $157.1 million as of October 3, 2020. There were no amounts outstanding under the ABL Credit Facility as of April 3, 2021 and October 3, 2020. On April 12, 2021, we entered into an amendment to the $200.0 million ABL Credit Facility. See Note 7-Long-Term Debt to the notes of the unaudited condensed consolidated financial statements for more detail.

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

As of April 3, 2021, outstanding standby letters of credit totaled $9.2 million and, after considering borrowing base restrictions, we had $190.8 million of available borrowing capacity under the terms of the ABL Credit Facility. As of April 3, 2021, we were in compliance with the covenants under the ABL Credit Facility and the Term Loan.

Summary of Cash Flows

The following is a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended
	April 3, 2021	March 28, 2020
Net cash used in operating activities	$(111,465)	$(106,135)
Net cash used in investing activities	(13,126)	(18,660)
Net cash provided by financing activities	57,847	45,830
Net decrease in cash and cash equivalents	$(66,744)	$(78,965)

Cash Used in Operating Activities

Net cash used in operating activities increased to $111.5 million for the six months ended April 3, 2021 from $106.1 million in the prior year period, an increase of $5.4 million. This increase was primarily driven by changes in working capital related to our sales growth and the build-up of product inventories and related accounts payable in preparation for our peak season.

Cash Used in Investing Activities

Net cash used in investing activities decreased to $13.1 million for the six months ended April 3, 2021 from $18.7 million in the prior year period, a decrease of $5.6 million. This decrease in net cash used in investing activities was primarily driven by a $3.0 million decrease related to the timing of investments in property and equipment purchases and a $2.4 million reduction in proceeds from asset dispositions.

Cash Provided by Financing Activities

Net cash provided by financing activities increased to $57.8 million for the six months ended April 3, 2021 from $45.8 million in the prior year period, an increase of $12.0 million. This increase in net cash provided by financing activities was primarily related to net proceeds raised during our initial public offering of $458.6 million, partially offset by the increase in net repayments of long term debt and deferred financing costs of $396.6 million and a decrease in borrowings on our revolving commitment of $50.0 million.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations outside the ordinary course of our business during the three and six months ended April 3, 2021 except for the $390.0 million repayment of the Senior Unsecured Notes in November 2020. See Note 10 – Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for information regarding our commitments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 3, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the 13- and 26- weeks ended April 3, 2021 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 filed with the SEC on December 23, 2020.

Recent Accounting Pronouncements

There have been no material changes to our recent accounting pronouncements as of April 3, 2021 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 filed with the SEC on December 23, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our borrowings include our ABL Credit Facility and Term Loan. Our ABL Credit Facility provides for revolving loans of up to $200.0 million, with a sub-commitment for issuance of letters of credit of $25.0 million. Because our borrowings bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of April 3, 2021, we had variable rate debt outstanding of $810.0 million under our Term Loan. No amounts were outstanding under our ABL Credit Facility as of April 3, 2021. In conjunction with our IPO all of our obligations related to the Senior Unsecured Notes have been settled. Based on the outstanding variable rate loan balance for the Term Loan an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $8.1 million over the next 12 months. From time to time we enter into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. As of October 3, 2020, we had two interest rate cap agreements with a total notional amount of $750 million (the “Cap Agreements”) to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt at a rate of 3.00%. Fluctuations in the market value of the Cap Agreements are recorded in other expenses, net on our condensed consolidated statements of operations. In March 2021, our Cap Agreements expired.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of April 3, 2021.

Changes in Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of April 3, 2021, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 3, 2020, as updated by the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended January 2, 2021, other than the risk factors presented below.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements described below expire and other restrictions on resale lapse, the trading price of our common stock could be adversely impacted. As of May 7, 2021, we had 187,918,474 million shares of common stock outstanding. A substantial portion of these shares were subject to a 180-day contractual lock-up with the underwriters in connection with our initial public offering, with such lock-up agreements having expired on April 26, 2021. In addition, as discussed in “Certain Relationships and Related Party Transactions,” in our Annual Report on Form 10-K, pursuant to our registration rights and lock-up agreement, certain of our stockholders are subject to additional lock-up periods, including the following:

•

each stockholder party to our registration rights and lock-up agreement will be prohibited from selling shares for 90 days following any public offering subject to such agreement, subject to limited waivers and exceptions, which created an additional lock-up period as a result of our public offering in February 2021 that expires on May 11, 2021; and

•

any employee, member of management or director as of the time of closing of our initial public offering will be prohibited from selling shares for an additional 540 days, subject to limited waivers and exceptions, with such additional lock-up period expiring on October 18, 2022.

Upon expiration of each of these lock-up periods, all such shares will be eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. The trading price of our common stock could be adversely impacted if any of these certain significant stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fifth Amended and Restated Certificate of Incorporation, effective as of November 2, 2020 (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on November 2, 2020 and incorporated herein by reference).

3.2	Amended and Restated Bylaws, effective as of November 2, 2020 (filed with the SEC as Exhibit 3.2 to the Company’s Form 8-K filed November 2, 2020 and incorporated herein by reference).

4.1

First Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P. (filed with the SEC as Exhibit 4.5 to the Company’s Form S-1 filed on February 8, 2021 and incorporated herein by reference).

10.1

Amendment & Restated Term Loan Credit Agreement, dated as of March 9, 2021, by and among the Company, Leslie’s Poolmart, Inc., the lenders from time to time party thereto and Nomura Corporate Funding Americas, LLC, as administrative agent for the Lenders and as collateral agent for the Secured Parties (filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2021 and incorporated herein by reference).

10.2*

Amendment No. 5, dated as of April 12, 2021, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time to time party thereto, Leslie’s, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. National Association, as Co-Collateral Agent.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.
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

LESLIE’S, INC.

Date: May 10, 2021	By:	/s/ Steven M. Weddell
Steven M. Weddell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)