Form 10-Q
period 2021-07-03
Leslie's, Inc.
filed 2021-08-06
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

As of August 2, 2021, the registrant had 189,323,108 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Our actual results could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•	our ability to execute on our growth strategies;
•	our ability to maintain favorable relationships with suppliers and manufacturers;
•	competition from mass merchants and specialty retailers;
•	impacts on our business from the sensitivity of our business to weather conditions, changes in the economy, and the housing market;
•	our ability to implement technology initiatives that deliver the anticipated benefits, without disrupting our operations;
•	regulatory changes and development affecting our current and future products;
•	our ability to obtain additional capital to finance operations;
•	commodity price inflation and deflation;
•	impacts on our business from the COVID-19 pandemic;
•	impacts on our business from cyber incidents and other security threats or disruptions; and
•	other risks and uncertainties, including those listed in the section titled “Risk Factors” in our filings with the United States Securities and Exchange Commission

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	July 3, 2021	October 3, 2020	June 27, 2020
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets
Cash and cash equivalents	$309,077	$157,072	$148,901
Accounts and other receivables, net	47,848	31,481	35,854
Inventories	224,526	148,966	181,108
Prepaid expenses and other current assets	28,615	34,614	24,539
Total current assets	610,066	372,133	390,402
Property and equipment, net	66,363	66,391	69,254
Operating lease right-of-use assets	169,001	177,655	191,343
Goodwill and other intangibles, net	127,740	121,186	121,711
Deferred tax assets	6,386	6,583	—
Other assets	18,238	2,490	1,193
Total assets	$997,794	$746,438	$773,903
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$155,525	$92,372	$133,090
Accrued expenses	117,888	101,167	112,628
Operating lease liabilities	53,700	54,459	63,606
Income taxes payable	18,906	1,857	—
Current portion of long-term debt	8,100	8,341	8,341
Total current liabilities	354,119	258,196	317,665
Deferred tax liabilities	—	—	782
Operating lease liabilities, noncurrent	118,941	130,234	142,307
Long-term debt, net	787,731	1,179,550	1,182,780
Other long-term liabilities	2,729	5,457	1
Total liabilities	1,263,520	1,573,437	1,643,535
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 189,284,566 issued and outstanding as of July 3, 2021 and 156,500,000 shares authorized, issued and outstanding as of October 3, 2020 and June 27, 2020, respectively.	189	157	157
Additional paid in capital (deficit)	201,085	(278,063)	(278,056)
Retained deficit	(467,000)	(549,093)	(591,733)
Total stockholders’ deficit	(265,726)	(826,999)	(869,632)
Total liabilities and stockholders’ deficit	$997,794	$746,438	$773,903

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales	$596,543	$479,929	$933,991	$729,285
Cost of merchandise and services sold	312,845	269,160	526,895	437,526
Gross profit	283,698	210,769	407,096	291,759
Selling, general and administrative expenses	117,264	99,165	265,127	214,933
Operating income	166,434	111,604	141,969	76,826
Other expense:
Interest expense	7,399	19,472	27,041	64,597
Loss on debt extinguishment	—	—	9,169	—
Other expenses, net	861	585	1,917	910
Total other expense	8,260	20,057	38,127	65,507
Income before taxes	158,174	91,547	103,842	11,319
Income tax expense (benefit)	39,372	19,613	21,749	(4,602)
Net income	$118,802	$71,934	$82,093	$15,921
Net income per share:
Basic	$0.63	$0.46	$0.45	$0.10
Diluted	$0.61	$0.46	$0.43	$0.10
Weighted average shares outstanding:
Basic	188,264	156,500	184,021	156,500
Diluted	194,200	156,500	189,603	156,500

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, March 28, 2019	156,500	$157	$(278,653)	$(663,667)	$(942,163)
Equity-based compensation	—	—	597	—	597
Net income	—	—	—	71,934	71,934
Balance, June 27, 2020	156,500	$157	$(278,056)	$(591,733)	$(869,632)

Balance, April 3, 2021	186,885	$187	$194,605	$(585,802)	$(391,010)
Issuance of shares under stock incentive plans	2,400	2	—	—	2
Equity-based compensation	—	—	6,480	—	6,480
Net income	—	—	—	118,802	118,802
Balance, July 3, 2021	189,285	$189	$201,085	$(467,000)	$(265,726)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, September 28, 2019	156,500	$157	$(279,848)	$(607,666)	$(887,357)
Impact of adoption of new accounting pronouncements	—	—	—	12	12
Equity-based compensation	—	—	1,792	—	1,792
Net income	—	—	—	15,921	15,921
Balance, June 27, 2020	156,500	$157	$(278,056)	$(591,733)	$(869,632)

Balance, October 3, 2020	156,500	$157	$(278,063)	$(549,093)	$(826,999)
Issuance of shares under stock incentive plans	2,785	2	—	—	2
Issuance of common stock upon initial public offering, net of offering costs	30,000	30	458,557	—	458,587
Equity-based compensation	—	—	20,591	—	20,591
Net income	—	—	—	82,093	82,093
Balance, July 3, 2021	189,285	$189	$201,085	$(467,000)	$(265,726)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	July 3, 2021	June 27, 2020
Operating Activities
Net income	$82,093	$15,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,205	20,462
Equity-based compensation	20,591	1,792
Amortization of deferred financing costs and debt discounts	1,551	2,548
Provision for doubtful accounts	134	368
Deferred income taxes	197	(457)
(Gain) loss on disposition of assets	(1,668)	486
Loss on debt extinguishment	9,169	—
Changes in operating assets and liabilities:
Accounts and other receivables	(16,501)	(16,194)
Inventories	(74,401)	(30,380)
Prepaid expenses and other current assets	6,289	(2,993)
Other assets	(15,696)	227
Accounts payable and accrued expenses	73,761	86,283
Income taxes payable	17,049	(6,713)
Operating lease assets and liabilities, net	(3,397)	14,571
Net cash provided by operating activities	118,376	85,921
Investing Activities
Purchases of property and equipment	(17,799)	(15,483)
Business acquisitions, net of cash acquired	(6,806)	(6,188)
Proceeds from disposition of fixed assets	2,429	7
Net cash used in investing activities	(22,176)	(21,664)
Financing Activities
Borrowings on revolving commitment	—	238,750
Payments on revolving commitment	—	(238,750)
Repayment of long term debt	(394,110)	(6,255)
Issuance of long term debt	907	—
Payment of deferred financing costs	(9,579)	—
Proceeds from issuance of common stock upon initial public offering, net	458,587	—
Net cash provided by (used in) financing activities	55,805	(6,255)
Net increase in cash and cash equivalents	152,005	58,002
Cash and cash equivalents, beginning of period	157,072	90,899
Cash and cash equivalents, end of period	$309,077	$148,901
Supplemental Disclosure of Cash Payments for:
Interest	$29,549	$68,599
Income taxes	$4,503	$2,832

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 946 company-operated locations in 38 states and e-commerce websites.

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

Initial and Subsequent Public Offering

In November 2020, the Company completed an initial public offering (“IPO”) of 30.0 million shares of common stock at a public offering price of $17.00 per share for net proceeds of $458.6 million, after deducting underwriting discounts and commissions of $45.0 million and offering costs of $6.3 million. The shares of common stock sold in the IPO and the net proceeds from the IPO included the full exercise of the underwriters’ option to purchase additional shares. The Company used the net proceeds from the IPO to repay the entire outstanding amount related to its $390.0 million Senior Unsecured Notes. The remaining proceeds will be used for working capital and general corporate purposes.

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

In June 2021, certain of the Company’s stockholders, completed an additional subsequent public offering of 24.5 million shares of common stock, with a 30-day option for the underwriters to purchase up to 3.7 million additional shares of common stock, at a public offering price of $27.64 per share for net proceeds of $656.9 million, after deducting underwriting discounts and commissions of $20.3 million. All proceeds from the sale of shares of common stock in this offering were received by the selling stockholders.

Stock Split

All share and per share information included in the accompanying condensed consolidated financial statements has been adjusted to reflect a 156,500-for-1 stock split which was effective on October 23, 2020. The par value of the common stock was not adjusted as the result of the stock split.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal year 2021 refer to the fiscal year ending October 2, 2021, which contains 52 weeks, and references to fiscal year 2020 refer to the fiscal year ended October 3, 2020, which contained 53 weeks. References to the three months ended July 3, 2021 and the three months ended June 27, 2020 refer to the 13 weeks ended July 3, 2021 and June 27, 2020, respectively. References to the nine months ended July 3, 2021 and the nine months ended June 27, 2020 refer to the 39 weeks ended July 3, 2021 and June 27, 2020, respectively.

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

Fair Value Measurements

As of July 3, 2021 and October 3, 2020, we held no assets that were required to be measured at fair value on a recurring basis.

Fair Value of Financial Instruments

We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period.

The fair value of the Term Loan due in 2028 (see Note 7) was determined to be $804.4 million as of July 3, 2021. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The fair value of the interest rate cap agreements (see Note 7) was determined to be Level 2 and is included in other assets on the condensed consolidated balance sheets as of October 3, 2020. Our interest rate cap agreements expired in March 2021; consequently, we had no interest rate cap agreements as of July 3, 2021. Changes in fair value of the interest rate cap are recorded in other expenses, net on our condensed consolidated statements of operations.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

There were no transfers between levels in the fair value hierarchy during the three and nine months ended July 3, 2021 and June 27, 2020, respectively.

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

Note 3—Business Combinations

The following acquisitions did not have a material impact on our financial position or results of operations. Our condensed consolidated financial statements include the results of operations of these acquisitions from the date of acquisition. The total purchase consideration was allocated to the assets acquired and the liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill resulting from these acquisitions are expected to be deductible for income tax purposes.

Fiscal 2021 Acquisitions

In March 2021, we acquired the assets of a retailer of supplies and services for hot tubs, swim spas and fireplaces with four locations in the Denver, Colorado area, expanding our physical presence to 38 states. In May 2021, we acquired the assets of a similar retailer with one location in the Medford, Oregon area. Our estimates and assumptions are subject to change as we gather additional information throughout the measurement period, which is up to 12 months after the acquisition date, and if we make changes to the amounts recorded, such amounts are recorded in the period in which they are identified.

Fiscal 2020 Acquisition

In October 2019, we acquired the assets of a retailer of supplies and services for hot tubs, swim spas and saunas. The acquisition included six locations in the Pacific Northwest and expanded our physical presence to 37 states. The purchase accounting for this acquisition is complete.

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The carrying amounts of goodwill are as follows (in thousands):

Carrying Value
Balance, July 3, 2021	$98,669
Balance, October 3, 2020	93,295
Balance, June 27, 2020	92,821

Changes in the carrying value of goodwill relate to acquisition activity.

Other Intangible Assets

Other intangible assets consisted of the following as of July 3, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	2.9	$5,940	$(5,236)	$704
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.4	9,333	(7,174)	2,159
Consumer relationships	6.5	19,000	(11,276)	7,724
Internally developed software	7.4	4,000	(3,577)	423
Other intangibles	0.5	2,620	(2,309)	311
Total		$58,643	$(29,572)	$29,071

Other intangible assets are as follows as of October 3, 2020 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	3.6	$5,540	$(5,139)	$401
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	8.3	8,633	(6,872)	1,761
Consumer relationships	6.1	17,200	(10,118)	7,082
Internally developed software	8.2	4,000	(3,434)	566
Other intangibles	1.3	2,584	(2,253)	331
Total		$55,707	$(27,816)	$27,891

Other intangible assets are as follows as of June 27, 2020 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	3.9	$5,540	$(5,111)	$429
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.0	8,633	(6,410)	2,223
Consumer relationships	6.3	17,200	(9,683)	7,517
Internally developed software	8.5	4,000	(3,371)	629
Other intangibles	1.5	2,584	(2,242)	342
Total		$55,707	$(26,817)	$28,890

Amortization expense for the three months ended July 3, 2021 and June 27, 2020 was $0.7 million and $0.5 million, respectively. Amortization expense for the nine months ended July 3, 2021 and June 27, 2020 was $1.0 million and $1.6 million, respectively. No impairment of goodwill or other intangible assets was recorded during the three and nine months ended July 3, 2021 and June 27, 2020.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our balance sheet as of July 3, 2021 (in thousands):

Amount
Remainder of Fiscal 2021	$657
2022	2,375
2023	2,009
2024	1,371
2025	1,274
Thereafter	3,635
Total	$11,321

Note 5—Inventories

Inventory consisted of the following (in thousands):

	July 3, 2021	October 3, 2020	June 27, 2020
Raw materials	$5,382	$1,967	$1,404
Finished goods	219,144	146,999	179,704
Inventories	$224,526	$148,966	$181,108

Note 6—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	July 3, 2021	October 3, 2020	June 27, 2020
Accrued payroll and employee benefits	$27,409	$32,420	$25,690
Interest	4,919	9,377	10,990
Sales taxes	18,841	11,164	15,411
Self-insurance reserves	6,402	6,518	6,639
Customer deposits	19,275	13,286	17,022
All other current liabilities	41,042	28,402	36,876
Total	$117,888	$101,167	$112,628

Note 7—Long-Term Debt

Our debt obligations consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		July 3, 2021	October 3, 2020	June 27, 2020
Term Loan—due on March 9, 2028	3.25%	(2)	$807,975	$811,178	$815,349
Senior Unsecured Notes			—	390,000	390,000
ABL Credit Facility	1.25%	(3)	—	—	—
Total long-term debt			807,975	1,201,178	1,205,349
Less: current portion of long-term debt			(8,100)	(8,341)	(8,341)
Less: unamortized discount			(3,402)	(9,348)	(9,955)
Less: deferred financing charges			(8,742)	(3,939)	(4,273)
Long-term debt, net			$787,731	$1,179,550	$1,182,780

(1)	Effective interest rates as of July 3, 2021.
(2)	Carries interest at a specified margin over LIBOR of 2.75% with a minimum LIBOR of 0.50%.
(3)	Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Eurodollar Rate loans.

Term Loan—In March 2021, we entered into an amended and restated term loan credit agreement (the “Term Loan”). The Term Loan provides for an $810.0 million secured term loan facility, decreased pricing by 75 basis points and extended the maturity date to March 9, 2028. The other material terms of the Term Loan prior to the amendment remained substantially unchanged. In addition, as a result of the Term Loan, during the nine months ended July 3, 2021, we recognized a $1.9 million loss on early debt extinguishment related to the prepayment of the underlying loan tranches prepaid in connection with the amended Term Loan.

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

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan contains customary events of default and no event of default had occurred under the Term Loan as of July 3, 2021 or October 3, 2020.

ABL Credit Facility— On April 12, 2021, we entered into Amendment No. 5 to our $200.0 million ABL Credit Facility maturing on August 13, 2025 (the “Amendment”). The Amendment (i) decreased the applicable margin on the Base Rate loans to a range of 0.25% to 0.75% from 0.75% to 1.00%, (ii) decreased the applicable margin on the Eurodollar Rate loans to a range of 1.25% to 1.75% from 1.75% to 2.00%, (iii) changed the LIBOR floor to 0% from 0.75%, and (iv) decreased our commitment fee rate to 0.25% from 0.375%. The other terms of the ABL Credit Facility prior to the amendment thereof remain substantially unchanged.

In addition, we are also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment, and negotiation fees. As of July 3, 2021, and October 3, 2020, no amounts were outstanding on the ABL Credit Facility. The amount available was reduced by $9.2 million of existing standby letters of credit as of July 3, 2021.

Substantially all of our assets are pledged as collateral to secure our indebtedness The ABL Credit Facility does not require us to comply with any financial covenants. The ABL Credit Facility contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts, or the occurrence of a change of control. No event of default had occurred under the ABL Credit Facility as of July 3, 2021 and October 3, 2020.

Senior Unsecured Notes—The Senior Unsecured Notes principal of $390.0 million was paid in full on November 3, 2020 resulting in a loss on debt extinguishment of $7.3 million for the nine months ended July 3, 2021. The Senior Unsecured Notes were guaranteed on a senior basis by us and all our present and future domestic wholly owned subsidiaries. Interest-only payments on the Senior Unsecured Notes were payable quarterly on January 10, April 10, July 10, and October 10 of each year. We incurred interest of 8.50% plus LIBOR, subject to a minimum rate of 1.00%, on the Senior Unsecured Notes. The Senior Unsecured Notes had restrictive covenants that limited the ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our assets.

Interest Rate Cap Agreements

In March 2017, we entered into interest rate cap agreements in order to manage the variability of cash flows related to a portion of our floating rate indebtedness. Pursuant to the agreements, we capped LIBOR at 3.00% with respect to the aggregate notional amount of $750.0 million. In March 2021, our interest rate cap agreements expired.

The fair value of our interest rate cap agreements were zero as of October 3, 2020. We did not recognize any gain or loss on our interest rate cap agreements during the three and nine months ended July 3, 2021 and June 27, 2020, respectively.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of July 3, 2021 (in thousands):

Amount
Remainder of Fiscal 2021	$2,025
2022	8,100
2023	8,100
2024	6,075
2025	10,125
Thereafter	773,550
Total	$807,975

Note 8—Leases

Lessee Arrangements

Operating Leases

We lease certain store, office, distribution, and manufacturing facilities under operating leases that expire at various dates through October 2031. We are obligated to make cash payments in connection with various lease obligations and purchase commitments. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option for periods of five to ten years. Certain of these arrangements are cancelable on short notice and others require payments upon early termination.

The following table summarizes the future annual minimum lease payments as of July 3, 2021 (in thousands):

Amount
Remainder of Fiscal 2021	$17,323
2022	64,774
2023	53,324
2024	40,280
2025	25,922
Thereafter	22,010
Total	$223,633
Less: amount of lease payments representing imputed interest	50,992
Present value of future minimum lease payments	172,641
Less: current obligations under leases	53,700
Long-Term lease obligations	$118,941

Operating lease expense totaled $16.7 million and $16.1 million for the three months ended July 3, 2021 and June 27, 2020, respectively. Operating lease expense totaled $50.3 million and $48.4 million for the nine months ended July 3, 2021 and June 27, 2020, respectively.

Note 9 —Income Taxes

Our effective income tax rate was 20.9% for the nine months ended July 3, 2021, compared to a benefit of 40.7% for the nine months ended June 27, 2020. The difference between the statutory rate and our effective rate for the nine months ended July 3, 2021 was primarily attributable to a reduction in the valuation allowance for our interest limitation carryforward during the period and net income tax benefits attributable to equity-based compensation awards.  The difference between the statutory rate and our effective rate for the nine months ended June 27, 2020 was primarily attributable to a reduction in the valuation allowance for our interest limitation carryforward from the impact of the Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”).  Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

Note 10—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect on our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of July 3, 2021, October 3, 2020, and June 27, 2020.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of July 3, 2021 and October 3, 2020 respectively. We had standby letters of credit outstanding in the amounts of $9.2 million and $11.6 million as of July 3, 2021 and October 3, 2020, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Purchase Commitments

In addition to our lease obligations, we maintain future purchase commitments related to inventory and operational requirements.

The following table summarizes the future minimum purchase commitments as of July 3, 2021 (in thousands):

Amount
Remainder of Fiscal 2021	$21,574
2022	90,988
2023	92,025
2024	72,924
2025	51,062
Thereafter	8,154
Total	$336,727

Note 11—Related Party Transactions

In February 2017, we entered into a management services agreement with our private equity sponsors in connection with our acquisition in February 2017. The management services agreement provides that we will pay an annual fee for them to provide management and advisory services to us and our affiliates, including general management consulting services, support and analysis with respect to financing alternatives and strategic planning functions. The management services agreement terminated in October 2020 in connection with the completion of our initial public offering. During the three months ended June 27, 2020, we paid or accrued management fees in the amount of $1.2 million. During the nine months ended July 3, 2021 and June 27, 2020, we paid or accrued management fees in the amount of $0.4 million and $3.2 million, respectively.

Note 12—Net Income Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net income	$118,802	$71,934	$82,093	$15,921
Denominator:
Weighted average shares outstanding - basic	188,264	156,500	184,021	156,500
Effect of dilutive securities:
Stock options	2,792	-	1,914	-
RSUs	3,144	-	3,668	-
Weighted average shares outstanding - diluted	194,200	156,500	189,603	156,500

Basic net income per share	$0.63	$0.46	$0.45	$0.10
Diluted net income per share	$0.61	$0.46	$0.43	$0.10

The weighted average potentially dilutive stock options and RSUs excluded from the computation of diluted net income per share were 0.5 million and 0.6 million for the three months ended July 3, 2021, respectively, and 0.2 million and 0.6 million for the nine month ended July 3, 2021, respectively. In addition, diluted weighted average shares outstanding excludes approximately 1.2 million stock options with performance conditions that have not yet been met or have not yet been established during the three and nine months ended July 3, 2021. There were no potentially dilutive securities outstanding during the three and nine months ended June 27, 2020.

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

Our Company

We are the largest and most trusted direct-to-consumer brand in the $11 billion United States pool and spa care industry, serving residential, professional, and commercial consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 946 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key GAAP measures and we use are sales, gross profit and gross margin, selling, general and administrative expenses, and operating income. The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net income, and Adjusted net income per share.

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

We operated 946 and 934 retail locations in 38 and 37 states across the United States as of July 3, 2021 and June 27, 2020, respectively. We own 27 locations and lease the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest (including amortization of debt costs), taxes, depreciation, amortization, loss (gain) on disposition of assets, management fees, equity-based compensation expense, mark-to-market on interest rate cap, and other non-recurring, non-cash or discrete items. Adjusted EBITDA is a key measure used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other companies using similar measures.

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

Adjusted net income is defined as net income adjusted to exclude loss (gain) on disposition of assets, management fees, equity-based compensation expense, mark-to-market on interest rate cap, and other non-recurring, non-cash or discrete items. Adjusted net income per share is defined as adjusted net income divided by the weighted average number of common shares outstanding.

Factors Affecting the Comparability of our Results of Operations

Our reported results have been affected by, among other events, the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of COVID-19

We are closely monitoring the continuing impact of COVID-19 on all aspects of our business and in all of our locations. As of July 3, 2021, we operated 946 locations in 38 states and all locations are currently open. During the 13- and 39- weeks ended July 3, 2021, we maintained operations as an ‘essential’ business, as defined by various federal, state, and local authorities, by providing essential products and services that maintain the safety and sanitization of homes and businesses. From time to time, certain of our locations may be temporarily closed or restricted to curbside service only. Closures and restrictions did not have a material impact on our performance during the 13- and 39- weeks ended July 3, 2021. We remain committed to supporting federal, state, and local mandates to prevent the spread of COVID-19 while we operate our business and to do our part in protecting public health.

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

Results of Operations

We derived the condensed consolidated statements of operations for the 13- and 39- weeks ended July 3, 2021 and June 27, 2020 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales.

(dollars in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
Statements of income data:	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales	$596,543	$479,929	$933,991	$729,285
Cost of merchandise and services sold	312,845	269,160	526,895	437,526
Gross profit	283,698	210,769	407,096	291,759
Selling, general and administrative expenses	117,264	99,165	265,127	214,933
Operating income	166,434	111,604	141,969	76,826
Other expense:
Interest expense	7,399	19,472	27,041	64,597
Loss on debt extinguishment	—	—	9,169	—
Other expenses, net	861	585	1,917	910
Total other expense	8,260	20,057	38,127	65,507
Income before taxes	158,174	91,547	103,842	11,319
Income tax expense (benefit)	39,372	19,613	21,749	(4,602)
Net income	$118,802	$71,934	$82,093	$15,921
Net income per share
Basic	$0.63	$0.46	$0.45	$0.10
Diluted	$0.61	$0.46	$0.43	$0.10
Weighted average shares outstanding
Basic	188,264	156,500	184,021	156,500
Diluted	194,200	156,500	189,603	156,500

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	52.4	56.1	56.4	60.0
Gross margin	47.6	43.9	43.6	40.0
Selling, general and administrative expenses	19.7	20.7	28.4	29.5
Operating income	27.9	23.3	15.2	10.5
Other expense:
Interest expense	1.2	4.1	2.9	8.9
Loss on debt extinguishment	-	-	1.0	-
Other expenses, net	0.1	0.1	0.2	0.1
Total other expense	1.4	4.2	4.1	9.0
Income before taxes	26.5	19.1	11.1	1.6
Income tax expense (benefit)	6.6	4.1	2.3	(0.6)
Net income	19.9	15.0	8.8	2.2
Other financial and operations data:
Number of new and acquired locations	7	2	11	8
Number of locations open at end of period	946	934	946	934
Comparable sales growth(2)	23.9%	19.4%	27.2%	15.5%
Adjusted EBITDA(3)	$179,346	$119,800	$188,631	$102,714
Adjusted EBITDA as a percentage of sales(3)	30.1%	25.0%	20.2%	14.1%
Adjusted net income(3)	$124,364	$73,737	$110,964	$20,667
Adjusted net income per share	$0.64	$0.47	$0.59	$0.13

(1)	Components may not add to totals due to rounding.
(2)	See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”

(3)	The tables below provide a reconciliation from our net income to Adjusted EBITDA and net income to Adjusted net income for the 13- and 39- weeks ended July 3, 2021 and June 27, 2020 (in thousands).

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$118,802	$71,934	$82,093	$15,921
Interest expense	7,399	19,472	27,041	64,597
Income tax expense (benefit)	39,372	19,613	21,749	(4,602)
Depreciation and amortization expenses(a)	6,347	6,374	19,205	20,462
Loss (gain) on disposition of fixed assets(b)	85	16	(1,668)	486
Management fee(c)	—	1,209	382	3,148
Equity-based compensation expense(d)	6,480	597	20,591	1,792
Mark-to-market on interest rate cap(e)	—	—	—	22
Loss on debt extinguishment(f)	—	—	9,169	—
Costs related to equity offerings(g)	778	—	9,986	—
Other(h)	83	585	83	888
Adjusted EBITDA	$179,346	$119,800	$188,631	$102,714

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$118,802	$71,934	$82,093	$15,921
Loss (gain) on disposition of fixed assets(b)	85	16	(1,668)	486
Management fee(c)	—	1,209	382	3,148
Equity-based compensation expense(d)	6,480	597	20,591	1,792
Mark-to-market on interest rate cap(e)	—	—	—	22
Loss on debt extinguishment(f)	—	—	9,169	—
Costs related to equity offerings(g)	778	—	9,986	—
Other(h)	83	585	83	888
Tax effects of these adjustments(i)	(1,864)	(604)	(9,672)	(1,590)
Adjusted net income	$124,364	$73,737	$110,964	$20,667

______________

(a)	Includes depreciation related to our distribution centers and stores, which is included in cost of merchandise and services sold in our condensed consolidated statements of income.
(b)	Consists of loss (gain) loss on disposition of assets associated with store closures or the sale of property and equipment.
(c)	Represents amounts paid or accrued in connection with our management services agreement, which was terminated upon the completion of our initial public offering in November 2020.
(d)	Represents non-cash charges related to equity-based compensation included in selling, general and administrative expense in our condensed consolidated statements of income.
(e)	Includes non-cash charges related to the change in fair value of our interest rate cap agreements, which expired in March 2021.
(f)

Represents non-cash expense due to the write-off of deferred financing costs related to our Term Loan modification and the repayment of our Senior Unsecured Notes during the nine months ended July 3, 2021.

(g)

Includes one-time payments of contractual amounts incurred in connection with our IPO that was completed in November 2020, which are reported in selling, general and administrative expenses, and our follow-on equity offerings in February and June 2021, which are reported in other expenses, net in our condensed consolidated statements of income.

(h)

Other non-recurring, non-cash or discrete items as determined by management, such as transaction related costs, personnel-related costs, legal expenses, strategic project costs, and miscellaneous costs.

(i)	Represents the tax effect of the total adjustments based on our actual statutory tax rate for fiscal year 2020 and our estimated statutory tax rate for fiscal year 2021.

Selected Financial Information

Sales

Sales increased to $596.5 million for the three months ended July 3, 2021 from $479.9 million in the prior year period, an increase of $116.6 million or 24.3%. This increase was primarily the result of an increase in comparable sales on a reported basis of 23.9% or $114.5 million, driven by an increase in consumer demand and elevated retail price inflation in the core sanitizer and equipment product categories.

Sales increased to $934.0 million for the nine months ended July 3, 2021 from $729.3 million in the prior year period, an increase of $204.7 million or 28.1%. This increase was primarily the result of an increase in comparable sales on a reported basis of 27.2% or $198.6 million, driven by an increase in consumer demand across all product categories due to higher use of residential pools and spas.

We believe that COVID-19 has accelerated secular trends in consumer behavior and has favorably impacted our sales. While the duration and effects of the COVID-19 pandemic are uncertain, we anticipate that the changes in consumer behavior will continue for the foreseeable future.

Gross Profit and Gross Margin

Gross profit increased to $283.7 million for the three months ended July 3, 2021 from $210.8 million in the prior year period, an increase of $72.9 million or 34.6%. Gross margin increased to 47.6% for the three months ended July 3, 2021 compared to 43.9% in the prior year period, an increase of 364 basis points. This increase in gross profit was primarily due to product margin improvements and occupancy leverage, partially offset by business mix.

Gross profit increased to $407.1 million for the nine months ended July 3, 2021 from $291.8 million in the prior year period, an increase of $115.3 million or 39.5%. Gross margin increased to 43.6% for the nine months ended July 3, 2021 compared to 40.0% in the prior year period, an increase of 358 basis points. This increase in gross profit and gross margin was primarily due to product margin improvements and occupancy leverage, partially offset by business mix.

Selling, General and Administrative Expenses

SG&A increased to $117.3 million for the three months ended July 3, 2021 from $99.2 million in the prior year period, an increase of $18.1 million or 18.2%. As a percentage of sales, SG&A decreased to 19.7% for the three months ended July 3, 2021 compared to 20.7% in the prior year period, a decrease of 101 basis points. The increase in SG&A for the three months ended July 3, 2021, consisted primarily of $18.2 million attributed to the increase in overall sales and our continued investments to support Company growth and $5.9 million related to higher non-cash equity-based compensation charges, partially offset by $6.0 million of lower costs compared to the prior year period associated with COVID-19.

SG&A increased to $265.1 million for the nine months ended July 3, 2021 from $214.9 million in the prior year period, an increase of $50.2 million or 23.4%. As a percentage of sales, SG&A decreased to 28.4% for the nine months ended July 3, 2021 compared to 29.5% in the prior year period, a decrease of 109 basis points. The increase in SG&A for the nine months ended July 3, 2021, consisted primarily of $29.8 million attributed to the increase in overall sales and our continued investments to support Company growth, $18.8 million related to non-cash equity-based compensation charges primarily due to the vesting of performance-based equity units at the time of the IPO, and $10.0 million of one-time contractual amounts incurred in connection with the IPO, partially offset by $4.8 million of lower costs compared to the prior year period associated with COVID-19 and $3.6 million of expenses related to the strategic consolidation of certain locations during the first quarter of fiscal year 2020.

Total Other Expenses

Total other expenses decreased to $8.3 million for the three months ended July 3, 2021 from $20.1 million in the prior period, a decrease of $11.8 million. Total other expenses decreased to $38.1 million for the nine months ended July 3, 2021 from $65.5 million in the prior year period, a decrease of $27.4 million. These decreases were primarily driven by lower interest expense of $12.1 million and $37.6 million for the three and nine months ended July 3, 2021, respectively, due to a reduction in interest rates and the repayment of our Senior Unsecured Notes with the proceeds of our initial public offering in November 2020, partially offset by a $9.2 million non-cash loss on debt extinguishment related to the repayment of our Senior Unsecured Notes and amendment to the Term Loan in the nine months ended July 3, 2021.

Income Taxes

Income tax expense increased to $39.4 million for the three months ended July 3, 2021 from $19.6 million compared to the prior year period, an increase of $19.8 million. Income tax expense increased to $21.7 million for the nine months ended July 3, 2021 as compared to an income tax benefit of $4.6 million in the prior year period. These increases were primarily attributable to higher income before taxes.

The effective income tax rate was 20.9% for the nine months ended July 3, 2021, and includes the reversal of a valuation allowance for our interest limitation carryforward as a result of our IPO and subsequent debt paydown and net income tax benefits attributable to equity-based compensation awards. The effective income tax rate was a benefit of 40.7% for the nine months ended June 27, 2020, and includes a decrease in the valuation allowance for our interest limitation carryforward due to favorable provisions of the CARES Act.

Net Income and Net Income per Share

Net income increased to $118.8 million for the three months ended July 3, 2021 from $71.9 million in the prior year period, an increase of $46.9 million or 65.2%. Diluted net income per share increased to $0.61 per share for the three months ended July 3, 2021 from $0.46 per share in the prior year period.

Net income increased to $82.1 million for the nine months ended July 3, 2021 from $15.9 million in the prior year period, an increase of $66.2 million or 416.4%. Diluted net income per share increased to $0.43 per share for the nine months ended July 3, 2021 from $0.10 per share in the prior year period.

Adjusted EBITDA

Adjusted EBITDA increased to $179.3 million for the three months ended July 3, 2021 from $119.8 million in the prior year period, an increase of $59.5 million or 49.7%. Adjusted EBITDA increased to $188.6 million for the nine months ended July 3, 2021 compared to $102.7 million in the prior year period, an increase of $85.9 million or 83.6%. These increases are due primarily to our increase in comparable sales, an improvement in gross margin and cost leverage.

Adjusted Net Income and Adjusted Net Income per Share

Adjusted net income increased to $124.4 million for the three months ended July 3, 2021 from $73.7 million in the prior year period, an increase of $50.6 million or 68.7%.  Adjusted diluted net income per share increased to $0.64 for the three months ended July 3, 2021 from $0.47 in the prior year period.

Adjusted net income increased to $111.0 million for the nine months ended July 3, 2021 from $20.7 million in the prior year period, an increase of $90.3 million or 436.9%. Adjusted diluted net income per share increased to $0.59 for the nine months ended July 3, 2021 $0.13 in the prior year period.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $309.1 million as of July 3, 2021 and $157.1 million as of October 3, 2020. On April 12, 2021, we entered into an amendment to the $200.0 million ABL Credit Facility. See Note 7-Long-Term Debt to the notes of the unaudited condensed consolidated financial statements for more detail.

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

As of July 3, 2021, outstanding standby letters of credit totaled $9.2 million and, after considering borrowing base restrictions, we had $190.8 million of available borrowing capacity under the terms of the ABL Credit Facility. As of July 3, 2021, we were in compliance with the covenants under our ABL Credit Facility and our Term Loan agreements.

Summary of Cash Flows

The following is a summary of our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$118,376	$85,921
Net cash used in investing activities	(22,176)	(21,664)
Net cash provided by (used in) financing activities	55,805	(6,255)
Net increase in cash and cash equivalents	$152,005	$58,002

Cash Provided by Operating Activities

Net cash provided by operating activities increased to $118.4 million for the nine months ended July 3, 2021 from $85.9 million in the prior year period, an increase of $32.5 million. This increase was primarily driven by the increase in net income related to our sales growth, partially offset by changes in working capital related to the build-up of product inventories to meet heightened customer demand across product categories.

Cash Used in Investing Activities

Net cash used in investing activities was $22.2 million for the nine months ended July 3, 2021 compared to $21.7 million in the prior year period. This slight increase was primarily driven by the timing of investments in property and equipment, offset in part by proceeds from asset dispositions in the current year.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $55.8 million for the nine months ended July 3, 2021, was primarily related to net proceeds raised during our initial public offering in November 2020 of $458.6 million, partially offset by net repayments of long-term debt and deferred financing costs of $402.8 million. Net cash used in financing activities of $6.3 million in the nine months ended June 27, 2020, represented the net paydown of long-term debt.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations outside the ordinary course of our business during the three and nine months ended July 3, 2021 except for the $390.0 million repayment of the Senior Unsecured Notes in November 2020 and subsequent refinancing of our other debt obligations. See Note 7 – Long Term Debt and Note 10 – Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for information regarding our contractual obligations and other commitments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 3, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the 13- and 39- weeks ended July 3, 2021 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 filed with the SEC on December 23, 2020.

Recent Accounting Pronouncements

There have been no material changes to recent accounting pronouncements as of July 3, 2021 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 filed with the SEC on December 23, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our borrowings include our ABL Credit Facility and Term Loan. Our ABL Credit Facility provides for revolving loans of up to $200.0 million, with a sub-commitment for issuance of letters of credit of $25.0 million. Because our borrowings bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of July 3, 2021, we had variable rate debt outstanding of $808.0 million under our Term Loan. No amounts were outstanding under our ABL Credit Facility as of July 3, 2021. In conjunction with our IPO all of our obligations related to the Senior Unsecured Notes have been settled. Based on the outstanding variable rate loan balance for the Term Loan an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $8.1 million over the next 12 months. From time to time we enter into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. As of October 3, 2020, we had two interest rate cap agreements with a total notional amount of $750 million (the “Cap Agreements”) to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt at a rate of 3.00%. Fluctuations in the market value of the Cap Agreements are recorded in other expenses, net on our condensed consolidated statements of operations. In March 2021, our Cap Agreements expired.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of July 3, 2021.

Changes in Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include disclosure of changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of July 3, 2021, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements described below expire and other restrictions on resale lapse, the trading price of our common stock could be adversely impacted. As of August 2, 2021, we had 189,323,108 million shares of common stock outstanding. In connection with our public offering in June 2021, our directors, executive officers and the selling stockholders in the offering entered into lock-up agreements with the underwriters for the offering prohibiting sales of our common stock, subject to certain exceptions, until August 8, 2021.  In addition, as discussed in “Certain Relationships and Related Party Transactions,” in our Annual Report on Form 10-K, pursuant to our registration rights and lock-up agreement, certain of our stockholders are subject to additional lock-up periods, including the following:

•

each stockholder party to our registration rights and lock-up agreement will be prohibited from selling shares for 90 days following any public offering subject to such agreement, subject to limited waivers and exceptions, which created an additional lock-up period as a result of our public offering in June 2021 that expires on September 7, 2021; and

•

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

4.1

Second Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P. (filed with the SEC as Exhibit 4.6 to the Company’s S-1 filed on June 7, 2021 and incorporated herein by reference).

10.1

Amendment No. 5, dated as of April 12, 2021, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time to time party thereto, Leslie’s, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. National Association, as Co-Collateral Agent (filed with the SEC as Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2021 and incorporated herein by reference).

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

LESLIE’S, INC.

Date: August 6, 2021	By:	/s/ Steven M. Weddell
Steven M. Weddell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)