Form 10-K
period 2021-10-02
Leslie's, Inc.
filed 2021-12-10
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on The Nasdaq Global Select Market on April 3, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $4.3 billion. For purposes of this response, the Registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of December 6, 2021 was 189,978,541.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Our actual results could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Our Company

We are the largest and most trusted direct-to-consumer brand in the $11 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 952 branded locations and a robust digital platform. We have a market-leading share of approximately 15% of residential aftermarket product spend as of 2021, which represents an increase of approximately 1,000 basis points since 2010, our physical network is larger than the sum of our twenty largest competitors, and our digital sales are estimated to be greater than five times as large as that of our largest digital competitor. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. Over the last five fiscal years, we have spent more than $90 million in foundational investments across new technologies and capabilities focused on transforming our consumer experience and advancing our industry leadership. The unprecedented scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States capabilities no competitor can match.

We operate primarily in the pool and spa aftermarket industry which is one of the most fundamentally attractive consumer categories given its scale, predictability, and growth outlook. We have a highly predictable, recurring revenue model, as evidenced by our 58 consecutive years of sales growth. Approximately 80% of our assortment is comprised of non-discretionary products essential to the care of residential and commercial pools and spas. Our assortment includes chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products. We also offer important essential services, such as equipment installation and repair for residential consumers and professional pool operators. Consumers receive the benefit of extended vendor warranties on products purchased through our locations and on on-site installations or repairs by our certified in-field technicians. We offer complimentary, commercial-grade in-store water testing and analysis via our proprietary AccuBlue® system, which increases consumer engagement, conversion, basket size, and loyalty, resulting in higher lifetime value. Our water treatment expertise is powered by data and intelligence accumulated from the millions of water tests we have performed over the years, positioning us as the most trusted water treatment service provider in the industry. Due to the non-discretionary nature of our products and services, our business has historically delivered strong, uninterrupted growth, and profitability in all market environments, including through the Great Recession and the COVID-19 pandemic.

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

For 58 years, we have been dedicated to addressing our consumers’ pool needs so they can spend less time maintaining and more time enjoying their pools. We are the only direct-to-consumer pool and spa care brand with a nationwide physical presence and an integrated digital platform, consisting of individually merchandised e-commerce websites, a mobile app with transaction capabilities, and online marketplace operations, designed to address the needs of all pool and spa consumers. The remainder of the industry is highly fragmented across both offline and online providers.

Direct relationships with more than 12 million pool and spa owners and professionals, generating durable, annuity-like economics.

We are the largest national pool and spa care brand with a direct relationship with pool and spa owners and the professionals who serve them. Across our integrated platform, we have more than 12 million consumers who rely on us for their ongoing pool and spa care needs. Through our team of highly trained pool and spa experts, we offer sophisticated product recommendations and other expert advice, which cultivates long-standing relationships with our consumers. The comprehensive nature of our product and service offering eliminates the need for consumers to leave the Leslie’s ecosystem, driving exceptional retention with annuity-like economics. We define “direct relationships” as the number of unique customers for whom we have a mailing address, a phone number, or an email address.

Consumer-centric connected ecosystem for all pool and spa owners and the professionals who serve them using proprietary, leading brands across all channels.

We have built the most extensive and geographically diverse pool and spa care network in the United States. Our locations are strategically located in densely populated areas mainly throughout the Sunbelt, including California, Arizona, Texas, and Florida. Across our physical network, we employ a team of approximately 3,700 associates, including pool and spa care experts and service technicians, who act as solution providers to all of our consumers, including both do-it-yourself (“DIY”) and do-it-for-me (“DIFM”) pool owners as well as pool professionals.

As the world has become more digitally focused, we have focused on architecting an industry-leading integrated digital platform of proprietary e-commerce websites designed to serve our residential and professional consumers. Our proprietary e-commerce websites serve digital consumers through curated pricing and targeted merchandising strategies. In addition to our owned e-commerce websites, we also offer our products through online marketplaces such as Amazon, eBay, and Walmart. As a result of our strategic investments in digital, we are uniquely positioned to serve our consumers with cross-channel capabilities and capture incremental online demand from new consumers while growing the total profitability of the network.

Comprehensive assortment of proprietary brands with recurring, essential, superior product formulations, and trusted, solution-based services for all consumers.

We offer a comprehensive product assortment, consisting of more than 30,000 products across chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related categories. Approximately 80% of our product sales are non-discretionary and recurring in nature. In addition, approximately 55% of our total sales and 85% of our chemical sales are derived from proprietary brands and custom-formulated products, which allows us to create an entrenched consumer relationship, optimize our supply chain, and capture attractive margins. Consumers choose our exclusive, proprietary brands and custom-formulated products for their efficacy and value, a combination that we believe cannot be found elsewhere.

We pair our comprehensive product assortment with differentiated in-store and on-site service offerings. We pioneered the complimentary in-store water test and resulting pool or spa water prescription, which has driven consumer traffic and loyalty, and has created a “pharmacist-like” relationship with our consumers. We recently developed and introduced significant upgrades to our water testing capabilities with the launch of our AccuBlue® platform. The AccuBlue® testing device screens for nine distinct water quality criteria. Our in-store experts leverage our proprietary AccuBlue® water diagnostics software engine to offer our consumers a customized prescription and treatment plan using our comprehensive range of exclusive products, walking them through product use sequencing step-by-step. These detailed and sophisticated treatment algorithms are supported by our differentiated water treatment expertise built over decades. Historically, we have found that consumers who test their water with us regularly spend more with us per year than those who do not, underscoring the importance of this acquisition and retention vehicle. We also employ the industry’s largest network of in-field technicians who perform on-site evaluations, installation, and repair services for residential consumers and professional pool operators.

Attractive financial profile characterized by consistent, profitable growth, and strong cash flow conversion offering multiple levers to drive shareholder value.

We have delivered 58 consecutive years of sales growth, demonstrating our ability to deliver strong financial results through all economic cycles. Our growth has been broad-based across residential pool, residential spa and professional pool consumers and has been driven by strong retention and profitable acquisition of sticky, long-term consumer relationships. Due to our scale, vertical integration, and operational excellence, we maintain high profitability. Due to our low maintenance capital intensity, we generate strong cash flows. As a result of our attractive financial profile, we have significant flexibility with respect to capital allocation, giving us the ability to drive long-term shareholder value through various operating and financial strategies.

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

We believe we have significant opportunity to acquire new residential consumers and reactivate lapsed residential consumers, which we plan to do by executing on the following strategies:

•
Acquire or reactivate consumers via optimized marketing strategy. We believe we have a sizeable opportunity to grow by serving the millions of pool and spa owners in our market who do not actively shop with us today. We plan to accelerate our acquisition of these potential new or reactivated consumers and, at the same time, reduce consumer acquisition cost by shifting our marketing mix toward more efficient digital and social channels.
•
Capture outsized share of new pool and spa consumers. We have observed considerable recent acceleration in new pool and hot tub installations, bringing new consumers to our market. We intend to bolster consumer file growth by deploying targeted marketing tactics to win an outsized share of this new consumer cohort.

Increase share of wallet among existing consumers.

We believe we have a significant opportunity to increase spend from existing consumers and drive higher lifetime value. We plan to do this by executing on the following strategies:

•
Increase loyalty membership penetration and introduce program upgrades. We plan to continue to market our loyalty program in-store and online to convert more of our consumers to loyalty members. In May 2021, we launched our updated loyalty program, Pool Perks, in order to offer more value-added features to further drive member enrollment and engagement. We will explore opportunities to drive interest by selectively offering special incentives and rewards as well as introducing new value-added features. We believe these initiatives will drive higher transaction frequency and basket size, which will result in increased category spend and higher lifetime value with existing consumers.
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

We believe we have a significant opportunity to grow our sales with pool care professionals, who individually spend more than 25x as much as residential consumers on pool supplies and equipment.

Our research suggests that small and mid-size pool professionals value convenience and referrals, both of which we are uniquely positioned to offer given our 950+ locations and industry’s largest consumer file. We plan to expand our physical network of PRO locations, which specifically cater to pool professionals, by opening new locations and selectively remodeling existing residential locations. We believe there is significant whitespace opportunity to operate more than 200 total PRO locations across the United States. We have begun to assemble an affiliated network of qualified pool professionals through our PRO Partner program, extending the Leslie’s name into water maintenance. To further benefit pool care professionals, we launched our Leslie’s PRO e-commerce website in June 2021. This website provides all of the online tools needed for professionals to serve their respective communities and grow their pool care businesses. We believe that this initiative represents a natural adjacency and will resonate with existing residential consumers as well as help attract new residential consumers.

Utilize strategic M&A to consolidate share and further enhance capabilities.

The aftermarket pool and spa industry remains highly fragmented, which offers attractive opportunities to utilize strategic M&A to drive consolidation. We have historically used, and plan to continue to use, strategic acquisitions to obtain consumers and capabilities in both new and existing markets. We completed three bolt-on acquisitions during fiscal 2021 and continue to look for opportunities that will strategically benefit our business. We believe that we are the consolidator of choice in the industry, and we will continue to focus on acquiring high quality, market-leading businesses with teams, capabilities, and technologies that uniquely position us to create value by applying best practices across our entire physical and digital network to better serve new and existing consumer types.

Addressing underserved residential whitespace.

We have identified more than 700 underserved residential pool and spa care markets in the continental United States. With our omni-channel capabilities, successful track record of new location openings, and targeted digital marketing tactics, we believe we are well positioned to capitalize on this meaningful whitespace opportunity. We plan to assess each market independently and determine the most capital efficient way to serve these trade areas using a mix of digital assets and locations.

Continue to introduce disruptive innovation.

Leslie’s has a legacy of disruptive innovation in the pool and spa care industry. We plan to continue that legacy by continuously developing and introducing capabilities that create value for our consumers. Present areas of focus include water testing, maintenance prescriptions, new product offerings, and our product distribution ecosystem.

As the Internet of Things wave continues, we believe consumers will seek the convenience of “smart” home functionality in more facets of their daily lives. We perceive this as an opportunity to introduce a full service, connected home solution that effectively automates pool maintenance, including actively monitoring our consumers’ water, diagnosing, developing, and prescribing a treatment plan, and delivering to their home the assortment of products needed to maintain a clear, safe, beautiful pool.

Accordingly, in fiscal 2021 we successfully launched a pilot of our AccuBlue HomeTM program, a subscription based offering that enables pool and spa owners to confidently test and treat their pools and spas without ever having to leave their backyard. Using the new, industry-leading AccuBlue HomeTM connected device and the Leslie’s mobile app, program members can test all critical aspects of their water chemistry with ease and generate a custom treatment plan tailored to the specifications of their pool or spa. Within the Leslie’s mobile app, consumers can review their prescription, order the products they need, and have them delivered right to their door or arrange for a same-day pick-up at their local Leslie’s location. We plan to introduce enhancements and expand the program.

Our Industry

We operate in the aftermarket pool and spa care industry, which is broadly comprised of: (i) chemicals; (ii) equipment, parts, and accessories; and (iii) services. The United States market consists of millions of installed pools and spas, which require routine maintenance throughout their lifetime. We estimate the average in-ground pool owner spends $800 each year on the chemicals, equipment, parts, and accessories needed to maintain their pool. Neglecting pool maintenance is not a viable option, as it can result in equipment failure, structural damage, or other costly issues. This drives an annuity-like stream of demand for the chemicals and products necessary to properly maintain a pool or spa.

While we benefit from the growth in the installed base, our business is not dependent on new pool construction activity and can generate strong growth from a fixed installed base through increased pool usage, more frequent sanitization, and recurring maintenance needs.

Seasonality

Our business is highly seasonal. In general, sales and earnings are highest during our third and fourth fiscal quarters, which include April through September and represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters.

Our Consumers

We strategically serve all consumers within the aftermarket pool and spa care industry including Residential Pool, Residential Spa, and Professional Pool consumers.

•
Residential Pool. The residential pool market consists of 8.6 million pools representing a total aftermarket sales opportunity of $6.9 billion. Within this market, the DIY aftermarket spend represents roughly 70% of total spend while DIFM services represent approximately 30% of total spend. Many of our residential pool consumers visit our locations on a regular basis to conduct water testing, seek expert pool advice, and purchase products as well as utilize our integrated digital platforms.
•
Residential Spa. The residential spa market consists of nearly 5.5 million spas or hot tubs representing a $0.8 billion aftermarket sales opportunity for chemicals and equipment. Including the $1.2 billion market for new spas, residential spa represents a total addressable market of approximately $2.0 billion.
•
Professional Pool. The professional pool market consists of pool service professionals and professional pool operators. Pool service professionals specialize in maintenance and equipment repair for DIFM homeowners, businesses, and government entities. Professional pool operators manage 250,000 pools across hotels, motels, apartment complexes, and water parks. This market represents a total aftermarket sales opportunity of $2.4 billion.

Our Product and Service Offering

We offer a comprehensive assortment of more than 30,000 products across chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness related products. Historically, approximately 80% of our assortment has been comprised of essential and non-discretionary products that are needed by residential and professional consumers to care for pools and spas. The vast majority of our assortment features non-discretionary products that are shelf-stable and generally not prone to either obsolescence or shrinkage, which could occur from changing technology or consumer buying habits. As the trusted one-stop destination for all aftermarket pool and spa needs, we provide an extensive and highly differentiated product offering. We aim to fulfill the needs of our residential and professional consumers with our comprehensive assortment, in-stock inventory, and product selection across a broad range of premium third-party and proprietary brands.

Since our inception in 1963, we have offered a portfolio of owned and exclusive brands. We continue to expand our selection of exclusive offerings through innovation, most recently with the launch of the Jacuzzi® and our RightFit® brands in 2016. Our exclusive brands and products account for approximately 55% of total sales and 85% of chemical sales. These proprietary brands and custom-formulated products are only available through our integrated platform and offer professional-grade quality to our consumers, while allowing us to achieve higher gross margins relative to sales of third-party products.

In addition to our comprehensive product assortment, we offer critical services, such as complimentary water testing and in-store equipment repair. We also employ a large in-field service network of pool and spa care service professionals who have the expertise to provide essential on-site equipment installation and repair services for residential consumers and professional pool operators throughout the continental United States.

Our Integrated Platform

We operate an integrated platform consisting of locations, distribution centers, and proprietary e-commerce websites.

•
Residential Locations. We serve our residential consumers through locations that are strategically spread across 38 states. We offer a range of differentiated and innovative in-store and on-site service offerings including our in-store water test. Our residential locations are supported by a team of associates, including pool and spa care experts and experienced service technicians, who are committed to decoding pool care for consumers and performing on-site installation and repair services. Our residential locations have service counters through which we also provide products and services to professional consumers.
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
•
PRO Locations. Our PRO locations are conveniently situated along popular service routes and carry additional SKUs targeting the professional consumer. We have identified significant opportunities to expand and develop our PRO network to address the growing and underserved professional consumer base. Our PRO locations also serve residential consumers.
•
Commercial Service Centers. We serve professional pool operators through our Commercial Service Centers. These are our largest format locations with an extensive assortment and ability to service bulk orders and special items and services. Our physical network coupled with omni-channel capabilities and in-field service network offers unparalleled convenience to professional pool operators.
•
Residential Hot Tub Locations. In select markets, we also operate full service hot tub and spa locations under the banners of AquaQuip, Valley Pool & Spa, Oregon Hot Tub, International Hot Tub Company, and Capital Hot Tubs, which specialize in the hot tub and spa category. At these locations, we offer an expanded assortment of merchandise and services specifically catering to current and prospective spa owners.

Our Vertically Integrated Model

We operate a vertically integrated supply chain, packaging, and distribution model, which represents a significant competitive advantage.

Our vertically integrated supply chain enables us to produce and package products at our company-operated packaging plants and third-party contract packaging facilities. Our strategy is to identify, produce, and package high volume items that do not require sophisticated or capital-intensive production or packaging equipment, but allow us to offer our consumers a premium product while offering us a significant cost advantage. We source a variety of raw materials and chemicals directly from a diversified supplier base; we maintain strong relationships with these suppliers. During fiscal 2021, we made strategic investments in inventory and two suppliers each represented more than 10% of our annual purchases. Using these raw materials, we manufacture and package a wide selection of final SKUs, including, but not limited to, chlorine products, pH adjusters, and filter cleaners. A significant portion of our total mix is comprised of products that we manufacture or package through vertical integration, which offers economies of scale that has resulted in higher quality products and a structurally advantaged margin profile.

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

We are now profitably growing our investment in new consumer acquisition. We know the location of pools and spas throughout the United States, and by leveraging this information, we have the ability to allocate our advertising dollars in a highly targeted manner. Additionally, we have added experienced marketing talent with significant expertise in analytics and performance marketing to grow our consumer file. Through these strategies, we plan to increase brand awareness and continue profitably acquiring new consumers.

Our Competition

The United States aftermarket pool and spa care industry is fragmented and competitive. We compete against a wide range of manufacturers, retailers, distributors, and service providers in the residential and professional pool and spa care market. This includes original equipment manufacturers, regional and local retailers, home improvement retailers, mass-market retailers, and specialty e-commerce operators. Key competitive groups include:

•
Regional and Local Independent Retailers. Includes more than 8,000 smaller, local independent competitors, which offer the convenience of proximity. The vast majority of these competitors operate single stores and, due to relative economies of scale, this group generally offers a limited SKU selection, charges higher prices and invests less resources in marketing;
•
Home Improvement Retailers. Includes national home improvement retailers, such as Home Depot, Lowe’s, and local and regional hardware stores. This group generally employs a seasonal strategy, offering a limited SKU selection during select spring and summer months, does not offer services, and does not employ associates with the pool and spa care expertise;
•
Mass-Market Retailers. Includes larger, scaled players, such as Amazon, Walmart, and Costco. This group generally offers a limited SKU selection, often on a seasonal basis, and does not offer services or pool and spa care expertise; and
•
Wholesale Distributors. Includes large wholesalers, such as Pool Corp. This group generally does not directly serve the end-consumer, but rather serves as an intermediary that supplies product to retailers as well as the professional channel.

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

Human Capital Resources

As of October 2, 2021 we employed approximately 3,700 employees. Of these employees, approximately 2,650 work in our physical network, approximately 250 work as in-field service technicians, approximately 450 work in corporate, infrastructure, or e-commerce, and approximately 325 work in our distribution centers. We believe that we have good relations with our employees. None of our employees are currently covered under any collective bargaining agreements.

We consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, train, retain, and motivate qualified personnel. The growth and development of our workforce is an integral part of our success. We place a priority on promoting from within. Over the last three years, approximately 70% of our retail and corporate management openings have been filled by existing employees.

We are also committed to developing and fostering a culture of diversity and inclusion and know that a company’s ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives.

Trademarks and Other Intellectual Property

In the course of our business, we employ various trademarks, trade names and service marks, including Leslie’s®, AccuBlue®, AccuBlue HomeTM, MyLife®, and our logo, in packaging and advertising our products. We have registered trademarks and trade names for several of our major products on the Principal Register of the United States Patent and Trademark Office. We distinguish the products produced in our chemical repackaging operation or by third-party repackagers at our direction through the use of the Leslie’s brand name and logo and the trademarks and trade names of the individual items, none of which is patented, licensed, or otherwise restricted to or by us. We believe the strength of our trademarks and trade names has been beneficial to our business and we intend to continue to protect and promote our trademarks in appropriate circumstances.

Leslie’s®, AccuBlue®, AccuBlue HomeTM, MyLife®, and other trademarks, trade names or service marks of Leslie’s, Inc. appearing in this Annual Report on Form 10-K are the property of Leslie’s, Inc. All other trademarks, trade names, and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our web site address is www.lesliespool.com. Information contained on our website or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the SEC. We make available on this web site under the “Investor Relations” section, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them, to the SEC. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Note Regarding Third-Party Information

This Annual Report on Form 10-K includes market data and certain other statistical information and estimates that are based on reports and other publications from industry analysts, market research firms, and other independent sources, as well as management’s own good faith estimates and analyses. We believe these third-party reports to be reputable, but have not independently verified the underlying data sources, methodologies, or assumptions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the combined financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, prospects or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Additionally, the COVID-19 pandemic may amplify many of the risks discussed below to which we are subject and, given the unpredictable, unprecedented and fluid nature of the pandemic, it may materially and adversely affect us in ways that are not anticipated by or known to us or that we do not consider to present significant risk. Therefore, we are unable to estimate the extent to which the pandemic and its related impacts will adversely affect our business, financial condition and results of operations.

Summary of Risk Factors

The following summarizes the risks facing our business, all of which are more fully described below. This summary should be read in conjunction with Risk Factors below and should not be relied upon as an exhaustive summary of the material risks facing our business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.

Risks Related to the Nature of Our Business:

•
If we are unable to achieve comparable sales growth, our profitability and performance could be materially adversely impacted.
•
Past growth may not be indicative of future growth.
•
We may not be able to successfully manage our inventory to match consumer demand.
•
Loss of key members of management could adversely affect our business.
•
We are subject to legal or other proceedings that could have a material adverse effect on us.
•
Disruptions from disasters and similar events could have a material adverse effect on our business.

Risks Related to Our Industry and the Broader Economy

•
We face competition by manufacturers, retailers, distributors, and service providers in the residential and professional pool and spa care market.
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
•
The phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rate.

Risks Related to Ownership of Our Common Stock

•
Our stock price may be volatile, resulting in substantial losses for investors.
•
An active trading market for our common stock may not be sustained.
•
Future sales of common stock by existing stockholders could cause our stock price to decline.
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
•
Anti-takeover provisions in our charter documents and under Delaware law could limit certain stockholder actions.
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

If we do not manage these factors successfully, our operating results could be adversely affected.

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

We consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, train, retain, and motivate qualified personnel. During the height of our seasonal activities, we hire additional employees, including seasonal and part-time employees who generally are not employed during the off-season. If we are unable to attract and hire additional personnel during these seasons, our operating results could be adversely affected.

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

Risks Related to Our Industry and the Broader Economy

We face competition by manufacturers, retailers, distributors, and service providers in the residential and professional pool and spa care market.

Within our industry, competition is highly fragmented. We compete against a wide range of manufacturers, retailers, distributors, and service providers in the residential and professional pool and spa care market. This includes original equipment manufacturers, regional and local retailers, home improvement retailers, mass-market retailers, and specialty e-commerce operators.

Most of our competition comes from regional and local independent retailers. National home improvement and retailers, such as Home Depot, Lowe’s, and local and regional hardware stores, compete with us mainly on a seasonal basis during the spring and summer months, but experience significantly higher foot traffic than our retail locations. We also face competition from mass-market retail competitors, such as Walmart, and Costco, who devote shelf space to merchandise and products targeted to our consumers, as well as online mass-market retailers such as Amazon who devote online categories to merchandise and products targeted to our consumers. Historically, mass-market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool-related products has remained relatively constant. If pool and spa owners are attracted by the convenience afforded by any of our competitors, they may be less inclined to purchase products and/or services from us.

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

The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have imposed, and others in the future may impose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders, and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary location closures, limitation of location hours, limitations on the number of people in locations or in warehouses, enhanced requirements on sanitation, social distancing practices, and travel restrictions, among other effects. We currently operate as an essential business under substantially all relevant state and local regulations and if this changes, it will adversely impact our financial condition and operating results. Recently, there have been reports of increasing numbers of new COVID-19 cases in certain of our markets, resulting in some governments extending or re-imposing restrictions. Accordingly, COVID-19 may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate. The ultimate impact will depend on the severity and duration of the current COVID-19 pandemic and future resurgences and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing, and difficult to predict. Our recent growth rates amid the COVID-19 pandemic may not be sustainable and may not be indicative of future growth.

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

Our e-commerce operation faces distinct risks, such as the failure to make and implement changes to our e-commerce websites and mobile app, the failure to maintain a relevant consumer experience in understanding and interacting with our e-commerce websites and mobile app, telecommunications disruptions, reliance on third-party software technologies, and rapid changes in technology, among others. If not managed effectively, these risks could adversely impact our operating results.

A significant portion of our digital sales take place through online marketplaces and online retailers and any limitation or restriction, temporarily or otherwise, to sell on these online platforms could harm our profitability and results of operation.

Marketplace storefronts complement our platform of branded proprietary e-commerce websites. A significant portion of our digital sales take place through online marketplaces and online retailers and are subject to their terms of service and their various other policies. While we endeavor to materially comply with the terms of service and other policies of each online marketplace and online retailer through which we sell our products, these online marketplaces or online retailers may not have the same determination with respect to our compliance. These online marketplaces and online retailers may, in certain circumstances, refuse to continue hosting us or selling our products or temporarily suspend or discontinue our access to their online platform and any limitation or restriction (whether temporary or otherwise) on our ability to sell our products through these online platforms could harm our profitability and results of operations.

We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.

Information technology (“IT”) supports several aspects of our business, including, among others, product sourcing, pricing, consumer service, transaction processing, financial reporting, collections, and cost management. Our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which may be susceptible to internal and external threats. We are vulnerable to interruption by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches, catastrophic events, and other significant disruptions. Exposure to various types of cyberattacks such as malware, computer viruses, worms, or other malicious acts, as well as human error and technological malfunction, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services.

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

Our numerous procedures and protocols designed to mitigate cybersecurity risks (including processes for timely notification of appropriate personnel, for assessment and resolution of cybersecurity incidents, and for company-wide training programs, our investments in information technology security and our updates to our business continuity plan) may not prevent or effectively mitigate adverse consequences from cybersecurity risks. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyberattacks, intrusions or other breaches, could result in the unauthorized access to consumer data, credit card information, and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations, putting us at a competitive disadvantage. Such a breach could result in damage to our reputation and subject us to potential litigation, liability, fines, and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.

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

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”) issued by the PCI Council and to the American National Standards Institute (“ANSI”) data encryption standards and payment network security operating guidelines, as well as the Fair and Accurate Credit Transactions Act (“FACTA”). Failure to comply with these guidelines or standard may result in the imposition of financial penalties or the allocation by debit and credit card companies of the costs of fraudulent charges to us. Despite our efforts to comply with these or other payment card standards and other information security measures, we cannot be certain that all of our IT systems will be able to prevent, contain, or detect all cyberattacks or intrusions from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage, or misappropriation of information, we may be adversely affected by claims from consumers, financial institutions, regulatory authorities, payment card associations, and others. In addition, privacy and information security laws and standards continue to evolve and could expose us to further regulatory burdens. The cost of complying with stricter laws and standards, including PCI DSS, ANSI, and FACTA data encryption standards and the California Consumer Privacy Act, which took effect in January 2020, and the California Privacy Rights Acts, which is expected to take effect on January 1, 2023, could be significant.

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

Notwithstanding our internal training curriculum and compliance programs, we cannot guarantee that our employees will follow the applicable operating procedures and regulations, or that no accidents or incidents will arise that could expose us to liability and have a negative impact on our operations and results.

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

For example, due to the COVID-19 pandemic and the resulting disruption of workplaces and the economy, the ability of certain vendors to supply required products has been impaired as a result of the illness or absenteeism of their workforces, government mandated shutdown orders, impaired financial conditions, or for other reasons. The supply of these products may not return to pre-COVID-19 levels, or products may return to pre-COVID levels at different times, and our efforts to ensure in-stock positions for all of the products that our consumers require may not be successful.

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

In the course of our business, we employ various trademarks, trade names, and service marks as well as our logo in packaging and advertising of our products. Our commercial success depends in part on our success in obtaining and maintaining issued trademarks, trade names, and service marks in the United States and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

The defense costs and settlements for patent infringement lawsuits are not covered by insurance. Patent infringement lawsuits can take years to settle. If we are not successful in our defense of or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have a material adverse effect on our results of operations and financial position.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt agreements, and could divert our cash flow from operations to debt payments.

We have a substantial amount of indebtedness. As of December 6, 2021, our total borrowings under our amended and restated term loan credit agreement (the “Term Loan”) and our credit facility, amended from time to time, among Leslie’s Poolmart, Inc., the subsidiary borrowers from time to time party hereto, Leslie’s, Inc., each lender from time to time party hereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent (the “ABL Credit Facility”), and together, the “Credit Facilities” was $806.0 million. Subject to restrictions in the agreements governing our debt, we may incur additional debt.

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

The phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD Libor tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, we may need to renegotiate our credit agreements and related agreements, which may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flow and liquidity.

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
•
other events or factors, including those resulting from war, incidents of terrorism, pandemics, or other public health emergencies or responses to these events; and
•
other factors described in this section and “Cautionary Note Regarding Forward-Looking Statements.”

An Active trading market for our common stock may not be sustained.

Although our common stock is traded on the Nasdaq under the symbol “LESL”, there is a limited trading history on an active trading market for our common stock, which may not be sustained. Accordingly, no assurance can be given as to the following:

•
the likelihood that an active trading market for our common stock will be sustained;
•
the liquidity of any such market;
•
the ability of our stockholders to sell their shares of common stock; or
•
the price of our stock holders may obtain for their common stock.

If an active market for our common stock with meaningful trading volume is not maintained, the market price of our common stock may decline materially. Consequently, you may not be able to sell our common stock at prices equal to or greater than the price you paid.

Future sales of common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could be adversely impacted. As of December 6, 2021, we had 189,978,541 shares of common stock outstanding. All such shares are eligible for resale in the public market, subject to applicable securities laws, including the Exchange Act. The trading price of our common stock could be adversely impacted if any of these certain significant stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

Stockholders’ ability to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock and continue to have substantial control over us.

As of December 6, 2021, our officers, directors, and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 29.8% of our issued and outstanding common stock. As a result, these stockholders will be able to exert influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets, and may have interests that are different from our other stockholders’ and may vote in a way with which other stockholders disagree and which may be adverse to the interests of our other stockholders. In addition, this concentration of ownership may have the effect of preventing, discouraging, or deferring a change of control, which could depress the market price of our common stock.

Transactions engaged in by our principal stockholders, our officers or directors involving our common stock may have an adverse effect on the price of our stock.

As described above, our officers, directors, and principal stockholders (greater than 5% stockholders) collectively control approximately 29.8% of our issued and outstanding common stock as of December 6, 2021. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

L Catterton engages in other investments and business activities in addition to its ownership of us. Under our fifth amended and restated certificate of incorporation, L Catterton has the right, and has no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our customers or vendors, or employ or otherwise engage any of our officers, directors or employees. If L Catterton, or any of their respective officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.

In the event that any of our directors and officers who is also a director, officer or employee of L Catterton acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acts in good faith to the fullest extent permitted by law, then even if L Catterton pursue or acquire the corporate opportunity or if L Catterton does not present the corporate opportunity to us, such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us.

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

Our fifth amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees or stockholders to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against us or our directors or officers arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our fifth amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (iv) any action to interpret, apply, enforce or determine the validity of our fifth amended and restated certificate of incorporation or amended and restated bylaws, (v) any action asserting a claim against us or our directors or officers governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL will have to be brought only in the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any other state court of the State of Delaware, or if no state court of the State of Delaware has subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. The foregoing provision will not apply to claims arising under the Exchange Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless we consent in writing to the selection of an alternative forum, the federal district court for the District of Delaware shall be, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act against us or any of our directors or officers. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our fifth amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

We will continue to incur increased costs as a result of being a public company, and our management will continue to be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a company with publicly-traded securities, we incur greater costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Exchange Act, as well as the Nasdaq listing requirements. These rules and regulations significantly increase our accounting, legal, and financial compliance costs and make some activities more time-consuming. These rules and regulations make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Accordingly, increases in costs incurred as a result of being a publicly traded company may adversely affect our business, financial condition, and results of operations.

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

As a result of being a public company, we are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and include a management report assessing the effectiveness of our internal control over financial reporting, beginning with this Annual Report on Form 10-K for the year ending October 2, 2021. In the following year, we must include a report issued by our independent registered public accounting firm based on their audit of our internal controls over financial reporting. In each case, we may identify weaknesses or deficiencies that we may be unable to remedy before the requisite deadline for those reports or we may be unable to complete our assessment in a timely manner.

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

Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our Company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our ability to access the capital markets, adversely affect our business and investor confidence in us, and reduce our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Properties

As of October 2, 2021, we had 952 locations, two manufacturing facilities, eight Company-operated distribution centers, and five third-party distribution centers in 38 states. Most of our locations operate on five-year leases which offer significant flexibility as they can be located in a variety of venues, including strip centers, lifestyle centers, and shopping centers. Our current physical network is summarized in the chart below:

State	Number of Locations
Alabama	9
Arizona	91
Arkansas	3
California	170
Colorado	4
Connecticut	16
Delaware	3
Florida	88
Georgia	35
Illinois	10
Indiana	12
Iowa	1
Kansas	6
Kentucky	6
Louisiana	14
Maryland	11
Massachusetts	11
Michigan	5
Mississippi	4
Missouri	13
Nebraska	2
Nevada	25
New Hampshire	3
New Jersey	33
New Mexico	3
New York	32
North Carolina	13
Ohio	16
Oklahoma	21
Oregon	7
Pennsylvania	34
Rhode Island	1
South Carolina	9
Tennessee	13
Texas	198
Utah	3
Virginia	16
Washington	11
Total Locations	952

Our corporate offices are located in Phoenix, Arizona. The 92,669 square foot office building has a current lease term through February 28, 2027, with our ability to exercise two five-year renewal options.

Item 3. Legal Proceedings.

We are subject to litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of October 2, 2021, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

As of December 6, 2021, there were 10 stockholders of record, although there is a much larger number of beneficial holders. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Stock Performance Chart

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Leslie’s, Inc. under the Securities Act or the Exchange Act.

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the Nasdaq Global Composite Index and the S&P MidCap 400 Index. The graph assumes $100 was invested at the market close on October 29, 2020, which was the first day our common stock began trading and its relative performance is tracked through November 30, 2021. Data for the Nasdaq Global Composite Index, S&P 500 Index, and S&P MidCap 400 Index assume reinvestment of dividends. The graph uses the closing market price on October 29, 2020 of $21.70 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Dividends

We have never declared nor paid any cash dividends on our common stock. We currently do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including: our actual and projected financial condition, liquidity, and results of operations; our capital levels and needs; tax considerations; any acquisitions or potential acquisitions that we may examine; statutory and regulatory prohibitions and other limitations; the terms of any credit agreements or other borrowing arrangements that restrict the amount of cash dividends that we can pay; general economic conditions; and other factors deemed relevant by our board of directors. We are not obligated to pay dividends on our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other sections of this Annual Report on Form 10-K.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2021, 2020 and 2019 refer to the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019, respectively. Fiscal 2021 and 2019 included 52 weeks of operations. Fiscal 2020 included 53 weeks of operations.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $11 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 952 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

We operate primarily in the pool and spa aftermarket industry which is one of the most fundamentally attractive consumer categories given its scale, predictability, and growth outlook. We have a highly predictable, recurring revenue model, as evidenced by our 58 consecutive years of sales growth. Approximately 80% of our assortment is comprised of non-discretionary products essential to the care of residential and commercial pools and spas. Our assortment includes chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products. We also offer important essential services, such as equipment installation and repair for residential consumers and professional pool operators. Consumers receive the benefit of extended vendor warranties on purchased products from our locations and on installations or repairs from our certified in-field technicians. We offer complimentary, commercial-grade in-store water testing and analysis via our proprietary AccuBlue® system, which increases consumer engagement, conversion, basket size, and loyalty, resulting in higher lifetime value. Our water treatment expertise is powered by data and intelligence accumulated from the millions of water tests we have performed over the years, positioning us as the most trusted water treatment service provider in the industry. Due to the non-discretionary nature of our products and services, our business has historically delivered strong, uninterrupted growth and profitability in all market environments, including through the Great Recession and the COVID-19 pandemic.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under United States generally accepted accounting principles (“GAAP”) are sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”), and operating income. The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net income, and Adjusted earnings per share.

Sales

We offer a broad range of products that consists of regularly purchased, non-discretionary pool and spa maintenance items such as chemicals, equipment, cleaning accessories and parts, as well as installation and repair services for pool and spa equipment. Our offering of proprietary, owned and third-party brands across diverse product categories drives sales growth by attracting new consumers and encouraging repeat visits from our existing consumers. Revenue from merchandise sales at retail locations is recognized at the point of sale, revenue from services are recognized when the services are rendered and revenue from e-commerce merchandise sales is generally recognized upon shipment of the merchandise. Revenue is recorded net of related discounts and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operator customers are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Sales are impacted by product mix and availability, as well as promotional and competitive activities and the spending habits of our consumers. Growth of our sales is primarily driven by comparable sales growth and expansion of our locations in existing and new markets.

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

As of October 2, 2021, we operated 952 retail locations in 38 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

Gross Profit and Gross Margin

Gross profit is equal to our sales less our cost of merchandise and services sold. Cost of merchandise and services sold reflects the direct cost of purchased merchandise, costs to package certain chemical products, including direct materials and labor, costs to provide services, including labor and materials, as well as distribution and occupancy costs. The direct cost of purchased merchandise includes vendor rebates, which are generally treated as a reduction of merchandise costs. We recognize such vendor rebates at the time the obligations to purchase products or perform services have been completed, and the related inventory has been sold. Distribution costs include warehousing and transportation expenses, including costs associated with third-party fulfillment centers used to ship merchandise to our e-commerce consumers. Occupancy costs include the rent, common area maintenance, real estate taxes, and depreciation and amortization costs of all retail locations. These costs are significant and are expected to continue increase proportionate to our growth.

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

Selling, General and Administrative Expenses

Our SG&A includes selling and operating expenses at our retail locations and corporate-level general and administrative expenses. Selling and operating expenses at retail locations include payroll, bonus and benefit costs for personnel, supplies, and credit and debit card processing costs. Corporate expenses include payroll, bonus, and benefit costs for our corporate and field support functions, equity-based compensation, marketing and advertising, insurance, utilities, occupancy costs related to our corporate office facilities, professional services, and depreciation and amortization for all assets, except those related to our retail locations and distribution operations, which are included in cost of merchandise and services sold. Selling and operating expenses generally vary proportionately with sales and the change in the number of locations. In contrast, general and administrative expenses are generally not directly proportional to sales and the change in the number of locations, but are expected to increase over time to support our growth and public company obligations. The components of our SG&A may not be comparable to the components of similar measures of other companies.

Operating Income

Operating income is gross profit less SG&A. Operating income excludes interest expense, loss on debt extinguishment, income tax expense, and other expenses, net. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest (including amortization of debt issuance costs), taxes, depreciation and amortization, management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, executive transition costs, loss (gain) on disposition of assets, mark-to-market on interest rate cap and other non-recurring, non-cash or discrete items. Adjusted EBITDA is a key measure used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other companies using similar measures.

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

Adjusted Net Income and Adjusted Earnings per Share

Adjusted net income and adjusted earnings per share are additional key measures used by management and our board of directors to assess our financial performance. Adjusted net income and adjusted earnings per share are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

Adjusted net income is defined as net income adjusted to exclude management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, executive transition costs, loss (gain) on disposition of assets, mark-to-market on interest rate cap, and other non-recurring, non-cash or discrete items. Adjusted diluted earnings per share is defined as adjusted net income divided by the diluted weighted average number of common shares outstanding.

Factors Affecting the Comparability of our Results of Operations

Our reported results have been affected by, among other events, the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of COVID-19

We continue to closely monitor the ongoing impact of COVID-19 on all aspects of our business and in all of our locations. As of October 2, 2021, we operated 952 locations in 38 states and all locations are currently open. During the 13- and 52- weeks ended October 2, 2021, we maintained operations as an ‘essential’ business, as substantially defined by various federal, state, and local authorities, we provide essential products and services that maintain the safety and sanitization of homes and businesses. From time to time, certain of our locations may be temporarily closed or restricted to curbside service only. Closures and restrictions did not have a material impact on our performance during the 13- and 52- weeks ended October 2, 2021. We remain committed to supporting federal, state, and local mandates to prevent the spread of COVID-19 while we operate our business and to do our part in protecting public health.

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

As a business, the health and safety of our consumers, communities, and associates remain our highest priority, and we continue to take all precautions recommended by the Centers for Disease Control and Prevention to ensure their safety and well-being. We have proactively implemented extensive measures in response to COVID-19 throughout our business operations, including:

•
Required employees who are experiencing symptoms or have been in close contact with someone who has symptoms or has been exposed to the coronavirus to stay home;
•
Provided additional employee benefits related to COVID-19, including paid sick leave while employees recover from receiving the COVID-19 vaccine;
•
Provided vaccination clinics for our employees at our corporate office and distribution centers;
•
Distributed personal protective equipment and implemented new monitoring protocols, including the installation of contactless temperature scanners in our corporate offices and distribution centers;
•
Enhanced facility cleaning including routine sanitization of high touch surfaces;
•
Implemented social distancing guidelines in our locations;
•
Implemented mask guidelines for all locations and distribution centers;
•
Encouraged contactless payments and introduced curbside pickup and contact-free service calls;
•
Executed remote workforce plan for associates in our corporate offices. Effective October 2021, all corporate office employees returned to work at the corporate office on a hybrid schedule; and
•
Effective October 2021, enacted a vaccination policy requiring certain employees to provide proof of vaccination or receive a religious or medical exemption. The vaccination policy applies to all corporate office, field leadership, distribution center leadership, and outside sales employees.

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

Business Acquisitions

Our business acquisitions did not have a material impact on our financial position or results of operations. See Note 3 – Business Combinations to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our business acquisitions.

Incremental Public Company Expenses

As a newly public company we will incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. These costs will generally be included in SG&A in our consolidated statements of operations.

Results of Operations

We derived our consolidated statements of operations for fiscal 2021, 2020 and 2019 from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts).

	Year Ended
Statements of Operations data:	October 2, 2021	October 3, 2020	September 28, 2019
Sales	$1,342,917	$1,112,229	$928,203
Cost of merchandise and services sold	747,757	651,516	548,463
Gross profit	595,160	460,713	379,740
Selling, general and administrative expenses	386,075	314,338	258,152
Operating income	209,085	146,375	121,588
Other expense:
Interest expense	34,410	84,098	98,578
Loss on debt extinguishment	9,169	—	—
Other expenses, net	2,377	1,089	7,453
Total other expense	45,956	85,187	106,031
Income before taxes	163,129	61,188	15,557
Income tax expense (benefit)	36,495	2,627	14,855
Net income	$126,634	$58,561	$702
Net income per share
Basic	$0.68	$0.37	$0.00
Diluted	$0.67	$0.37	$0.00
Weighted average shares outstanding
Basic	185,412	156,500	156,500
Diluted	190,009	156,500	156,500

Percentage of Sales(1)	(%)	(%)	(%)
Sales	100.0	100.0	100.0
Cost of merchandise and services sold	55.7	58.6	59.1
Gross margin	44.3	41.4	40.9
Selling, general and administrative expenses	28.7	28.3	27.8
Operating income	15.6	13.2	13.1
Other expense:
Interest expense	2.6	7.6	10.6
Loss on debt extinguishment	0.7	—	—
Other expenses, net	0.2	0.1	0.8
Total other expense	3.4	7.7	11.4
Income before taxes	12.1	5.5	1.7
Income tax expense (benefit)	2.7	0.2	1.6
Net income	9.4	5.3	0.1
Other Financial and Operations data:
Number of new and acquired locations	17	10	28
Number of locations open at end of period	952	936	952
Comparable sales growth(2)	21.5%	18.0%	0.4%
Adjusted EBITDA(3)	$270,613	$182,770	$160,003
Adjusted EBITDA as a percentage of sales(3)	20.2%	16.4%	17.2%
Adjusted net income(3)	$161,478	$64,973	$12,765
Adjusted diluted earnings per share	$0.85	$0.42	$0.08

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net income to Adjusted EBITDA and net income to Adjusted net income for fiscal 2021, 2020, and 2019 (in thousands).

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Net income	$126,634	$58,561	$702
Interest expense	34,410	84,098	98,578
Income tax expense (benefit)	36,495	2,627	14,855
Depreciation and amortization expense(1)	26,553	28,925	30,424
Management fees(2)	382	4,900	4,533
Equity-based compensation expense(3)	25,621	1,785	2,130
Loss on debt extinguishment(4)	9,169	—	—
Costs related to equity offerings(5)	10,444	—	—
Executive transition costs and other(6)	905	1,874	8,781
Adjusted EBITDA	$270,613	$182,770	$160,003

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Net income	$126,634	$58,561	$702
Management fees(2)	382	4,900	4,533
Equity-based compensation expense(3)	25,621	1,785	2,130
Loss on debt extinguishment(4)	9,169	—	—
Costs related to equity offerings(5)	10,444	—	—
Executive transition costs and other(6)	905	1,874	8,781
Tax effects of these adjustments(7)	(11,677)	(2,147)	(3,381)
Adjusted net income	$161,478	$64,973	$12,765

(1)
Includes depreciation related to our distribution centers and locations, which is reported in cost of merchandise and services sold in our consolidated statements of operations.
(2)
Represents amounts paid or accrued in connection with our management services agreement, which was terminated upon the completion of our IPO in November 2020 and are reported in SG&A in our consolidated statements of operations.
(3)
Represents charges related to equity-based compensation and the related Company payroll tax expense which are reported in SG&A in our consolidated statements of operations.
(4)
Represents non-cash expense due to the write-off of deferred financing costs related to our Term Loan modification and the repayment of our senior unsecured notes in fiscal 2021 and are reported in loss on debt extinguishment in our consolidated statements of operations.
(5)
Includes one-time payments of contractual amounts incurred in connection with our IPO that was completed in November 2020 which are reported in SG&A, and our follow on equity offerings in February, June and September 2021 which are reported in other expenses, net in our consolidated statements of operations.
(6)
Includes executive transition costs, losses (gains) on disposition of fixed assets, mark-to-market on interest rate cap and other non-recurring, non-cash or discrete items as determined by management. Amounts are reported in SG&A and other expenses, net in our consolidated statements of operations.
(7)
Represents the tax effect of the total adjustments based on our actual statutory tax rate. Amounts are reported in income tax expense in our consolidated statements of operations.

Comparison of Fiscal 2021 and 2020

Impact of 53rd week

Fiscal 2020 included a 53rd week, which added approximately $18.0 million in sales, $1.5 million in net income, and $3.0 million in Adjusted EBITDA.

Sales

Sales increased to $1,342.9 million in fiscal 2021 from $1,112.2 million in fiscal 2020, an increase of $230.7 million or 20.7%. The increase was primarily the result of an increase in comparable sales on a reported basis of 21.5% or $235.2 million, driven by an increase in consumer demand and elevated retail price inflation in the core sanitizer and equipment product categories.

We believe that COVID-19 has accelerated secular trends in consumer behavior and has favorably impacted our sales. While the duration and effects of the COVID-19 pandemic are uncertain, we anticipate that the changes in consumer behavior will continue for the foreseeable future.

Gross Profit and Gross Margin

Gross profit increased to $595.2 million in fiscal 2021 from $460.7 million in fiscal 2020, an increase of $134.5 million or 29.2%. Gross profit increased to 44.3% compared to 41.4% in fiscal 2020, an increase of 290 basis points. The increase in gross profit was primarily due to product margin improvements and occupancy leverage, partially offset by business mix.

Selling, General and Administrative Expenses

SG&A increased to $386.1 million in fiscal 2021 from $314.3 million in fiscal 2020, an increase of $71.8 million or 22.8%. As a percentage of sales, SG&A increased to 28.7% in fiscal 2021 compared to 28.3% in fiscal 2020, an increase of 40 basis points. The increase in SG&A in fiscal 2021, was primarily due to $55.2 million attributable to the increase in overall sales and our continued investments to support Company growth, $23.8 million related to non-cash equity-based compensation charges for the conversion of performance-based equity units and other equity awards granted at the time of IPO, and $8.2 million of one-time contractual amounts incurred in connection with the IPO, partially offset by lower costs of $6.4 million associated with COVID-19, a reduction in sponsor management fees of $4.5 million due to the termination of our sponsor management agreement at the time of our IPO, lower physical location closure costs of $3.6 million related to the strategic consolidation of certain locations during the first quarter of fiscal 2020 and lower executive transition and other costs of $0.9 million.

Total Other Expense

Total other expenses decreased to $46.0 million in fiscal 2021 from $85.2 million in fiscal 2020, a decrease of $39.2 million. This decrease was primarily due to lower interest expense of $49.7 million, due to a reduction in interest rates and the repayment of our senior unsecured notes with the proceeds of our IPO in November 2020, partially offset by a $9.2 million non-cash loss on debt extinguishment related to the repayment of our senior unsecured notes and amendment to the Term Loan during fiscal 2021.

Income Taxes

Income tax expense increased to $36.5 million in fiscal 2021 from $2.6 million in fiscal 2020, an increase of $33.9 million. This increase was primarily attributable to higher income before taxes.

Our effective tax rate was 22.4% in fiscal 2021 and reflects the reversal of a valuation allowance for our interest limitation carryforward as a result of our IPO and subsequent paydown of debt, as well as income tax benefits attributable to equity-based compensation awards. Our effective tax rate was 4.3% in fiscal 2020, reflecting a decrease in the valuation allowance for our interest limitation carryforward due to favorable provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which increased the interest limitation from 30% to 50% of adjusted taxable income and allowed for the utilization of interest deduction carryforwards during fiscal 2020.

Net Income and Earnings per Share

Net income increased to $126.6 million in fiscal 2021 from $58.6 million in fiscal 2020, an increase of $68.0 million. Diluted earnings per share increased to $0.67 in fiscal 2021 from $0.37 in fiscal 2020.

Adjusted net income increased to $161.5 million in fiscal 2021 from $65.0 million in fiscal 2020, an increase of $96.5 million. Adjusted diluted earnings per share increased to $0.85 in fiscal 2021 compared to $0.42 in fiscal 2020.

Adjusted EBITDA

Adjusted EBITDA increased to $270.6 million fiscal 2021 from $182.8 million in fiscal 2020, an increase of $87.8 million or 48.0%. This increase was due primarily to our increase in comparable sales, an improvement in gross margin, and cost leverage.

Comparison of Fiscal 2020 and 2019

Impact of 53rd week

Fiscal 2020 included a 53rd week, which added approximately $18.0 million in sales, $1.5 million in net income, and $3.0 million in Adjusted EBITDA.

Sales

Sales increased to $1,112.2 million in fiscal 2020 from $928.2 million in fiscal 2019, an increase of $184.0 million or 19.8%. The increase was the result of an increase in comparable sales of 18.0% and non-comparable sales growth primarily attributable to acquisitions and the 53rd week. The comparable sales increase of $163.3 million in fiscal 2020 was driven by an increase in consumer demand across all product categories due to higher use of residential pools and spas.

We believe that COVID-19 has accelerated secular trends in consumer behavior and has favorably impacted our sales. While the duration and effects of the COVID-19 pandemic are uncertain, we anticipate that the changes in consumer behavior will continue for the foreseeable future.

Gross Profit and Gross Margin

Gross profit increased to $460.7 million in fiscal 2020 from $379.7 million in fiscal 2019, an increase of $81.0 million or 21.3%. Gross profit increased by $72.4 million due to higher comparable sales and by $8.8 million due to higher non-comparable sales, and was partially offset by $0.2 million due to higher occupancy expenses. Gross margin increased to 41.4% in fiscal 2020 compared to 40.9% in fiscal 2019, an increase of 51 basis points.

Selling, General and Administrative Expenses

SG&A increased to $314.3 million in fiscal 2020 from $258.2 million in fiscal 2019, an increase of $56.1 million or 21.7%. As a percentage of sales, SG&A increased to 28.3% in fiscal 2020 compared to 27.8% in fiscal 2019, an increase of 45 basis points. The increase in SG&A was primarily driven by increased costs related to higher sales volume of $20.6 million, higher compensation expense of $10.9 million, expenses associated with COVID-19 of $8.6 million for temporary wage increases and personal protective equipment, expenses related to strategic consolidations of certain locations of $3.5 million, one-time bonus incentive accruals of $2.9 million, and higher general and administrative expenses of $9.7 million partially driven by higher spend related to information systems.

Total Other Expense

Total other expense decreased to $85.2 million in fiscal 2020 from $106.0 million in fiscal 2019, a decrease of $20.8 million. The decrease in fiscal 2020 was primarily driven by lower interest expense on our floating rate debt of $14.5 million, a reduction in fair market valuation adjustments related to our interest rate cap agreements of $4.3 million, and a reduction of other expenses of $2.0 million.

Income Taxes

Income tax expense decreased to $2.6 million in fiscal 2020 compared to $14.9 million in fiscal 2019, a decrease of $12.3 million. The decrease in income tax expense was the result of higher income before taxes during fiscal 2020, which was more than offset by the impact of limitations on interest expense deductibility in accordance with section 163(j) of the Tax Cuts and Jobs Act of 2017.

Net Income and Earnings per Share

Net income increased to $58.6 million in fiscal 2020 from $0.7 million in fiscal 2019, an increase of $57.9 million. Diluted earnings per share increased to $0.37 in fiscal 2020 from $0.00 in fiscal 2019.

Adjusted net income increased to $65.0 million in fiscal 2020 from an Adjusted net income of $12.8 million in fiscal 2019, an increase of $52.2 million. Adjusted diluted earnings per share increased to $0.42 in fiscal 2020 compared to $0.08 in fiscal 2019.

Adjusted EBITDA

Adjusted EBITDA increased to $182.8 million in fiscal 2020 from $160.0 million in fiscal 2019, an increase of $22.8 million or 14.3%. The increase was due primarily to our increase in comparable sales and an improvement in gross margin. Adjusted EBITDA as a percentage of sales decreased to 16.4% in fiscal 2020 compared to 17.2% in fiscal 2019, a decrease of 80 basis points.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and earnings are highest during the third and fourth fiscal quarters, which include April through September and represent the peak months of swimming pool use. In fiscal 2021, we generated 75% of our sales and 97% of our Adjusted EBITDA in the third and fourth quarters of our fiscal year. Sales are substantially lower during our first and second fiscal quarters. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital, and capital expenditures related to new locations and other growth initiatives. While these investments drive performance during the primary selling season in our third and fourth fiscal quarters, they have a negative impact during our first and second fiscal quarters.

We experience a build-up of inventory and accounts payable during the first and second fiscal quarters in anticipation of the peak swimming pool supply selling season. We negotiate extended payment terms with certain of our primary suppliers as we receive merchandise in December through March and we pay for merchandise in April through July.

The principal external factor affecting our business is weather. Hot weather can increase purchases of chemicals and other non-discretionary products and purchases of discretionary products, and can drive increased purchases of installation and repair services. Unseasonably cool weather or significant amounts of rainfall during the peak sales season can reduce chemical consumption in pools and spas and decrease consumer purchases of our products and services. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and impact timing around pool openings and closings and, therefore, our total sales and timing of our sales.

We generally open new locations before our peak selling season begins and we close locations after our peak selling season ends. We expect that our quarterly results of operations will fluctuate depending on the timing and amount of sales contributed by new locations.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowing availability under our ABL Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions and debt service requirements with internally generated cash on hand and through our ABL Credit Facility.

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $345.1 million, $157.1 million and $90.9 million as of October 2, 2021, October 3, 2020 and September 28, 2019, respectively. As of October 2, 2021, October 3, 2020, and September 28, 2019, we did not have any outstanding borrowings under our ABL Credit Facility. On April 12, 2021, we entered into an agreement to the $200.0 million ABL Credit Facility. See Note 10 - Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detail.

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

Based on our growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and borrowing availability under our ABL Credit Facility will be adequate to finance our working capital requirements, planned capital expenditures, and debt service over the next 12 months. In the future, we may also allocate capital toward additional strategic acquisitions. If cash provided by operating activities and borrowings under our ABL Credit Facility are not sufficient or available to meet our capital requirements, then we may need to obtain additional equity or debt financing. There can be no assurance that equity or debt financing will be available to us if we need it or, if available, whether the terms will be satisfactory to us.

As of October 2, 2021, outstanding standby letters of credit totaled $9.2 million and, after considering borrowing base restrictions, we had $190.8 million of available borrowing capacity under the terms of the ABL Credit Facility. As of October 2, 2021, we were in compliance with the covenants under the ABL Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Net cash provided by operating activities	$169,560	$103,409	$57,821
Net cash used in investing activities	(35,355)	(26,811)	(36,996)
Net cash provided by (used in) financing activities	53,780	(10,425)	(7,495)
Net increase in cash and cash equivalents	$187,985	$66,173	$13,330

Cash Provided by Operating Activities

Net cash provided by operating activities increased to $169.6 million in fiscal 2021 from $103.4 million in fiscal 2020, an increase of $66.2 million or 64.0%. This increase was primarily driven by the increase in net income related to our sales growth, partially offset by changes in working capital related to the strategic investment in product inventories to meet heightened customer demand across product categories.

Net cash provided by operating activities increased to $103.4 million in fiscal 2020 from $57.8 million in fiscal 2019, an increase of $45.6 million or 78.9%. This increase in cash flows was primarily driven by the increase in net income related to our sales growth, partially offset by an increase in prepaid expenses and a reduction in income taxes payable.

Cash Used in Investing Activities

Net cash used in investing activities increased to $35.4 million in fiscal 2021 from $26.8 million in fiscal 2020, an increase of $8.6 million. This increase was primarily driven by an increase in investments in information technology initiatives.

Net cash used in investing activities decreased to $26.8 million in fiscal 2020 from $37.0 million in fiscal 2019, a decrease of $10.2 million. The decrease was primarily due to the opening of fewer new locations and a reduction in acquisition-related investments.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in fiscal 2021 of $53.8 million, was primarily related to net proceeds raised during our IPO in November 2020 of $458.6 million, partially offset by a $396.1 million repayment of long term debt. Net cash used in financing activities in fiscal 2020 of $10.4 million, relates to the net paydown of long term debt. Net cash used in financing activities in fiscal 2019 of $7.5 million was primarily related to mandatory payments on our Term Loan and declared dividends.

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash obligations as of October 2, 2021 (in thousands):

	Payments Due By Period
	Total	2022	2023	2024	2025	2026	Thereafter
ABL Credit Facility (1)	$—	$—	$—	$—	$—	$—	$—
Term Loan	805,950	8,100	8,100	6,075	10,125	8,100	765,450
Letters of credit	9,171	9,171	—	—	—	—	—
Purchase commitments (2)	138,035	32,478	32,482	32,479	32,477	8,119	—
Operating lease obligations (3)	245,030	75,997	55,028	47,619	32,832	22,178	11,376
Total	$1,198,186	$125,746	$95,610	$86,173	$75,434	$38,397	$776,826

(1)
We are required to pay a commitment fee of 0.25% based on the unused portion of the ABL Credit Facility.
(2)
Purchase obligations include all legally binding contracts and primarily relate to firm commitments for inventory purchases. Purchase orders that are not binding agreements are excluded from the table above.
(3)
Operating lease obligations relate to our locations, office, distribution, and manufacturing facilities. We are obligated to make cash payments in connection with various lease obligations and purchase commitments and all obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option typically for periods of five to more years and are cancelable on short notice and others require payments upon early termination.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and notes to our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions we believe to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the following critical accounting policies affect the most significant estimates and management judgments used in preparing our consolidated financial statements.

Vendor Rebates

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve various measures. These measures generally relate to the volume level of purchases from our vendors. We generally account for vendor programs as a reduction of the prices of the vendor’s products and therefore a reduction of inventory until we sell the product, at which time we recognize such consideration as a reduction of cost of merchandise and services sold in our consolidated statements of operations.

Inventories, Net

Inventories are stated at the lower of cost or market or net realizable value. We value inventory using the weighted-average cost method. We evaluate inventory for excess and obsolescence and record necessary reserves. We provide provisions for losses related to inventories based on historical purchase cost, selling price, margin, and current business trends. When an inventory item is sold or disposed, the associated reserve is released at that time.

Goodwill and Other Intangibles

Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. We review goodwill and indefinite lived intangible assets for impairment annually (in the fourth quarter) or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. The Company’s qualitative assessment considered factors including changes macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If this qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we compare the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

The impairment evaluation for the Company’s indefinite-lived intangible assets consists of a qualitative assessment similar to that for goodwill, for each indefinite-lived intangible asset. If the qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required and the asset is not impaired. Otherwise, the Company compares the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value. We evaluate whether certain trade names continue to have an indefinite life annually.

Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed. We evaluate amortizable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Intangible assets useful lives are reviewed annually.

Leases

We enter into contractual arrangements for the utilization of certain non-owned assets which are evaluated as finance or operating leases upon commencement, and are accounted for accordingly. Specifically, a contract is or contains a lease when (1) the contract contains an explicitly or implicitly identified asset and (2) we obtain substantially all of the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is or contains a lease at inception of the contract.

We lease certain retail locations, warehouse and distribution space, office space, equipment, and vehicles. A substantial majority of our leases have an initial lease term of five years, typically with the option to extend the lease for at least one additional five-year term. Some of our leases may include the option to terminate in less than five years. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including market conditions, real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these considerations, we generally conclude that the exercise of renewal options would not be reasonably certain in calculating our operating lease liability at commencement. The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate, which is updated on a periodic basis as the discount rate for the present value of lease payments. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are generally our obligations under our lease agreements. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligation for those payments is incurred. For variable payments dependent upon an index or rate, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the measurement of our operating lease liabilities as they cannot be reasonably estimated, and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of 12 months or less upon commencement are considered short-term in nature and as such are not included in the measurement of our operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets and are expensed on a straight line basis over the lease term. In addition, we do separate lease and non-lease components (e.g. common area maintenance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customer, in an amount that reflects the consideration we expect to be entitled to in exchange for such goods or services. Revenue from merchandise sales at retail locations is recognized at the point of sale, revenue from services are recognized when the services are rendered. Revenue from e-commerce merchandise sales is recognized either at the time of pick-up at one of our locations or at the time of shipment depending on the customer’s order designation. Revenue is recorded net of related discounts and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operators are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation. We include shipping and handling fees billed to customers within net sales and related costs are charged to cost of merchandise and services sold.

We estimate a liability for sales returns based on current sales levels and historical return trends. At each financial reporting date, we assess our estimates of expected returns, and a corresponding adjustment to cost of sales for our right to recover the goods returned by the customer, net of any expected recovery cost. Adjustments related to changes in return estimates were immaterial in all periods presented.

Our loyalty program allows members to earn reward points based on their purchases. Once a loyalty member achieves a certain point level, the member earns an award that may be used on future purchases, which are valid for 12 months from issuance. The program represents a material right to the customer and points may be redeemed on future products and services. We defer revenue related to points earned that have not yet been redeemed. The amount of deferred revenue is based on the estimated standalone selling price of points earned by members reduced by the percentage of points expected to be redeemed. The estimated redemption percentage is based on historical redemption trends and considers current information or trends. Revenue is recognized when the rewards are redeemed, expired or based on estimated breakage. When a customer redeems points or the points expire, the Company recognizes revenue in net sales on the consolidated statements of operations.

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

The ultimate realization of deferred tax assets can be dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. On a quarterly basis, we evaluate whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

We record a liability for uncertain tax positions to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings. Our judgments and estimates may change as a result of the evaluation of new information, such as the outcome of tax audits or changes to or further interpretations of tax laws and regulations, resulting in an increase or decrease to income tax expense in any period. Interest and penalties accrued, if any, relating to uncertain tax positions will be recognized as a component of the income tax provision.

Self-Insurance Reserves

We are self-insured for losses relating to workers’ compensation, general liability, and employee medical. Stop-loss coverage has been purchased to limit exposure to any material level of claims. Liabilities for self-insurance reserves are estimated based on independent actuarial estimates, which are based on historical information and assumptions about future events. We utilize various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our borrowings include our ABL Credit Facility and Term Loan. Our ABL Credit Facility provides for revolving loans of up to $200.0 million, with a sub-commitment for issuance of letters of credit of $25.0 million. Because our borrowings bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of October 2, 2021, we had variable rate debt outstanding of $806.0 million under our Term Loan. No amounts were outstanding under our ABL Credit Facility as of October 2, 2021. In conjunction with our IPO all of our obligations related to the senior unsecured notes were settled. Based on the outstanding variable rate loan balance for the Term Loan an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $8.1 million over the next 12 months. From time to time, we may enter into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. As of October 3, 2020, we had two interest rate cap agreements with a total notional amount of $750 million (the “Cap Agreements”) to mitigate the impact of fluctuations in the three-month LIBOR and effectively cap the LIBOR applicable to our variable rate debt at a rate of 3.00%. Fluctuations in the market value of the Cap Agreements are recorded in other expenses, net in our consolidated statements of operations. In March 2021, our Cap Agreements expired.

The United Kingdom’s Financial Conduct Authority has announced the phased cessation of publication of LIBOR beginning after 2021 and continuing through 2023. When LIBOR is discontinued, we may need to change the terms of certain of our floating rate notes, interest rate cap agreements, and credit instruments which utilize LIBOR as a benchmark in determining the interest rate, to replace LIBOR with the new standard that is established. As a result, we may incur incremental costs in transition to a new standard, and interest rates on our current or future indebtedness may be adversely affected by the new standard. Decision have not been finalized regarding the replacement rates. As such, the potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact to our consolidated financial condition, results of operations, or cash flows.

Impact of Inflation

We experience inflation and deflation related to our purchase of certain products. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. We actively manage the impact of inflation, including tariffs, through strong relationships with our diverse supplier base, vendor negotiation, and promotion management. We also strategically invest through inventory purchases in order to obtain favorable pricing ahead of any vendor price increases. In order to mitigate price volatility, we monitor price fluctuations and may adjust our selling prices accordingly, however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate. We currently do not use derivative instruments to manage these risks.

Item 8. Financial Statements and Supplementary Data

LESLIE’S, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the fiscal years ended October 2, 2021, October 3, 2020 and September 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Leslie’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leslie’s, Inc. (the Company) as of October 2, 2021 and October 3, 2020, the related consolidated statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended October 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Workers Compensation Self-Insurance Reserve
Description of the Matter

As more fully described in Note 2 of the consolidated financial statements, the Company retains a significant portion of the risks associated with workers’ compensation insurance costs. The Company utilizes various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity.

Auditing management’s estimate of the workers compensation self-insurance reserve is complex due to the judgmental nature of estimating the costs to settle reported claims and claims incurred but not yet reported. There are a number of factors and/or assumptions (e.g., severity, duration and frequency of claims and projected inflation of related factors) used in the measurement process which have a significant effect on the estimated workers compensation self-insurance reserve.

How We Addressed the Matter in Our Audit

To evaluate the workers compensation self-insurance reserve, our audit procedures included, among others, assessing the methodologies used, evaluating the significant actuarial assumptions and testing the completeness and the accuracy of the underlying claims data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the self-insurance reserve from the prior year. In addition, we involved our actuarial specialists to assist in assessing the valuation methodologies and significant assumptions used in the valuation analysis, we evaluated management’s actuarial valuation methodology, we compared the significant assumptions used by management to industry accepted actuarial assumptions, and we compared the Company’s reserve to an independently estimated range developed by our actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Phoenix, Arizona

December 10, 2021

LESLIE’S, INC.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	October 2, 2021	October 3, 2020
Assets
Current assets
Cash and cash equivalents	$345,057	$157,072
Accounts and other receivables, net	38,860	31,481
Inventories	198,789	148,966
Prepaid expenses and other current assets	20,564	22,661
Total current assets	603,270	360,180
Property and equipment, net	70,335	66,391
Operating lease right-of-use assets	212,284	177,655
Goodwill and other intangibles, net	129,020	121,186
Deferred tax assets	3,734	6,583
Other assets	25,148	14,443
Total assets	$1,043,791	$746,438
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$235,156	$193,539
Operating lease liabilities	61,071	54,459
Income taxes payable	6,945	1,857
Current portion of long-term debt	8,100	8,341
Total current liabilities	311,272	258,196
Operating lease liabilities, noncurrent	160,037	130,234
Long-term debt, net	786,125	1,179,550
Other long-term liabilities	3,915	5,457
Total liabilities	1,261,349	1,573,437
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 189,821,011 issued and outstanding as of October 2, 2021 and 156,500,000 shares authorized, issued and outstanding as of October 3, 2020, respectively.	190	157
Additional paid in capital (deficit)	204,711	(278,063)
Retained deficit	(422,459)	(549,093)
Total stockholders’ deficit	(217,558)	(826,999)
Total liabilities and stockholders’ deficit	$1,043,791	$746,438

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Sales	$1,342,917	$1,112,229	$928,203
Cost of merchandise and services sold	747,757	651,516	548,463
Gross profit	595,160	460,713	379,740
Selling, general and administrative expenses	386,075	314,338	258,152
Operating income	209,085	146,375	121,588
Other expense:
Interest expense	34,410	84,098	98,578
Loss on debt extinguishment	9,169	—	—
Other expenses, net	2,377	1,089	7,453
Total other expense	45,956	85,187	106,031
Income before taxes	163,129	61,188	15,557
Income tax expense	36,495	2,627	14,855
Net income	$126,634	$58,561	$702
Net income per share:
Basic	$0.68	$0.37	$0.00
Diluted	$0.67	$0.37	$0.00
Weighted average shares outstanding:
Basic	185,412	156,500	156,500
Diluted	190,009	156,500	156,500

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, September 29, 2018	156,500	$157	$(281,978)	$(607,128)	$(888,949)
Equity-based compensation	—	—	2,130	—	2,130
Payment of dividend	—	—	—	(1,240)	(1,240)
Net income	—	—	—	702	702
Balance, September 28, 2019	156,500	157	(279,848)	(607,666)	(887,357)
Impact of adoption of new accounting pronouncements	—	—	—	12	12
Equity-based compensation	—	—	1,785	—	1,785
Net income	—	—	—	58,561	58,561
Balance, October 3, 2020	156,500	157	(278,063)	(549,093)	(826,999)
Vesting of restricted stock units	3,321	3	—	—	3
Issuance of common stock upon initial public offering, net of offering costs	30,000	30	458,557	—	458,587
Equity-based compensation	—	—	24,217	—	24,217
Net income	—	—	—	126,634	126,634
Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Operating Activities
Net income	$126,634	$58,561	$702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,553	28,925	30,424
Equity-based compensation	24,217	1,785	2,130
Amortization of deferred financing costs and debt discounts	2,483	3,489	3,240
Provision for doubtful accounts	2,105	577	463
Deferred income taxes	2,848	(7,823)	(754)
(Gain) loss on disposition of assets	(1,606)	785	1,751
Loss on debt extinguishment	9,169	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(9,484)	1,813	(5,632)
Inventories	(47,787)	1,762	(3,797)
Prepaid expenses and other current assets	2,674	(14,959)	(1,670)
Other assets	(11,164)	(13,023)	4,518
Accounts payable and accrued expenses	36,044	39,336	23,832
Income taxes payable	5,088	(4,856)	2,614
Operating lease assets and liabilities, net	1,786	7,037	—
Net cash provided by operating activities	169,560	103,409	57,821
Investing Activities
Purchases of property and equipment	(28,931)	(20,630)	(27,444)
Business acquisitions, net of cash acquired	(8,868)	(6,188)	(9,616)
Proceeds from disposition of fixed assets	2,444	7	64
Net cash used in investing activities	(35,355)	(26,811)	(36,996)
Financing Activities
Borrowings on revolving commitment	—	238,750	190,900
Payments on revolving commitment	—	(238,750)	(190,900)
Repayment of long term debt	(396,135)	(10,425)	(6,255)
Issuance of long term debt	907	—	—
Payment of deferred financing costs	(9,579)	—	—
Payment of dividend	—	—	(1,240)
Proceeds from issuance of common stock upon initial public offering, net	458,587	—	—
Net cash provided by (used in) financing activities	53,780	(10,425)	(7,495)
Net increase in cash and cash equivalents	187,985	66,173	13,330
Cash and cash equivalents, beginning of year	157,072	90,899	77,569
Cash and cash equivalents, end of year	$345,057	$157,072	$90,899
Supplemental Information:
Interest	$36,408	$88,678	$90,478
Income taxes, net of refunds received	28,559	15,305	12,944

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 952 company-operated locations in 38 states and e-commerce websites.

Initial Public Offering

In November 2020, we completed an initial public offering (“IPO”) of 30.0 million shares of common stock at a public offering price of $17.00 per share for net proceeds of $458.6 million, after deducting underwriting discounts and commissions of $45.0 million and offering costs of $6.3 million. We used the net proceeds from the IPO to repay the entire outstanding amount related to our $390.0 million senior unsecured notes. The remaining proceeds were used for working capital and general corporate purposes.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying consolidated financial statements following United States generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. Our consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated.

All share and per share information included in the accompanying consolidated financial statements has been retroactively adjusted to reflect a 156,500-for-1 stock split which was effected on October 23, 2020. The par value of the common stock was not adjusted as the result of the stock split.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2021, 2020 and 2019 refer to the 52 weeks ended October 2, 2021, 53 weeks ended October 3, 2020 and 52 weeks ended September 28, 2019, respectively.

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

Use of Estimates

To prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates relate to sales returns, inventory obsolescence reserves, lease assumptions, vendor rebate programs, income taxes, self-insurance, valuation of intangible assets and goodwill and intangible asset impairment evaluations. We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

Prior Period Reclassifications

Reclassifications of certain immaterial prior period amounts have been made to conform to current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, demand deposits, money market funds and credit and debit card transactions. Our cash balance at financial institutions may exceed the FDIC insurance coverage limit. We consider all investments with an original maturity of three months or less and money market funds to be cash equivalents. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents.

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

Fair Value of Financial Instruments

We use fair value measurements to record fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value.

The fair value of our amended and restated term loan credit agreement (“Term Loan”) due in 2028 was determined to be $802.9 million and $796.5 million as of October 2, 2021 and October 3, 2020, respectively. The fair value of our senior unsecured notes was estimated to be $390.0 million as of October 3, 2020. We did not have any senior unsecured notes outstanding as of October 2, 2021. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The fair value of our interest rate cap agreements, which expired in March 2021, was determined to be Level 2 and is included in other assets in our consolidated balance sheets as of October 3, 2020. Changes in fair value of the interest rate cap are recorded in other expenses, net in our consolidated statements of operations.

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

There were no transfers between levels in the fair value hierarchy during fiscal 2021, 2020 and 2019, respectively.

Vendor Rebates

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve various measures. These measures generally relate to the volume level of purchases from our vendors. We generally account for vendor programs as a reduction of the prices of the vendor’s products and therefore a reduction of inventory until we sell the product, at which time we recognize such consideration as a reduction of cost of merchandise and services sold in our consolidated statements of operations. Accounts and other receivables include vendor rebate receivables of $20.2 million and $15.9 million as of October 2, 2021 and October 3, 2020, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, counterparty credit risk, consumer credit risk and application of the specific identification method.

Inventories, Net

Inventories are stated at the lower of cost or market or net realizable value. We value inventory using the weighted-average cost method. We evaluate inventory for excess and obsolescence and record necessary reserves. We provide provisions for losses related to inventories based on historical purchase cost, selling price, margin, and current business trends. When an inventory item is sold or disposed, the associated reserve is released at that time.

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

We use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the acquisition date. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the fair values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our consolidated statements of operations. Our consolidated financial statements include the results of operations from the date of acquisition for each business combination.

We expense all acquisition-related costs as incurred in selling, general and administrative expenses (“SG&A”) in our consolidated statements of operations.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Costs of normal maintenance and repairs are charged to expense as incurred. Major replacements or improvements of property and equipment are capitalized. When items are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is included in our consolidated statements of operations.

Depreciation and amortization are computed using the straight-line method. These charges are based on the following range of useful lives:

Building and improvements	5-39 years
Vehicles, machinery and equipment	3-10 years
Office furniture, computers and software	3-7 years
Leasehold improvements	5-10 years, not to exceed the lease life

We evaluate our long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The evaluation for long-lived assets (asset group) is performed at the lowest level of identifiable cash flows, which, for location assets, is the individual location level. The assets of a physical location with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flows with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. There was no impairment charge in fiscal 2021. The impairment charges for long-lived assets were not material to our consolidated financial statements in fiscal 2020 or fiscal 2019. Impairment charges are recorded in SG&A in our consolidated statements of operations.

Cloud Computing Arrangements

From time to time, we enter into various agreements with unaffiliated third parties for assistance with technical development work related to our security-related software and systems and other ongoing projects. Expenditures for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor are capitalized generally in the same manner as internal use software and are recorded as other assets in our consolidated balance sheets. Such costs are amortized over the life of the related cloud computing arrangement. As of October 2, 2021, approximately $5.2 million associated with these agreements are included in prepaid and other current assets in our consolidated balance sheets. In addition, as of October 2, 2021, approximately $23.1 million associated with these agreements are included other assets in our consolidated balance sheets.

Internal Use Software

Expenditures for software developed for internal use are capitalized and amortized over the estimated useful life of the software. Our policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, we also capitalize certain payroll and payroll-related costs for employees who are directly associated with internal use computer software development projects. The amount of payroll costs capitalized with respect to these employees is limited to the time directly spent on such projects in the applicable development phase. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. See Note 8 — Property and Equipment for further discussion.

Goodwill and Other Intangibles, Net

Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. We review goodwill and indefinite lived intangible assets for impairment annually (in the fourth quarter) or on an interim basis whenever events or changes in circumstances indicate the fair value of such assets may be below their carrying amount. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. The Company’s qualitative assessment considered factors including changes macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If this qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we compare the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.

The impairment evaluation for the Company’s indefinite-lived intangible assets consists of a qualitative assessment similar to that for goodwill, for each indefinite-lived intangible asset. If the qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required and the asset is not impaired. Otherwise, the Company compares the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value. We evaluate whether certain trade names continue to have an indefinite life annually.

Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed. We evaluate amortizable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Intangible assets useful lives are reviewed annually.

After we made our qualitative assessments, it was determined that there were no indicators of impairment related to goodwill or other indefinite-lived intangible assets during fiscal 2021, 2020 and 2019, respectively.

Leases

We adopted ASU 2016-02, Leases (“Topic 842”) on September 29, 2019 using the modified retrospective approach and elected the package of practical expedients to use in transition, which permitted us not to reassess, under the new standard, our prior conclusions about lease identification and lease classification.

We enter into contractual arrangements for the utilization of certain non-owned assets which are evaluated as finance or operating leases upon commencement, and are accounted for accordingly. Specifically, a contract is or contains a lease when (1) the contract contains an explicitly or implicitly identified asset and (2) we obtain substantially all of the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is or contains a lease at inception of the contract.

We lease certain retail locations, warehouse and distribution space, office space, equipment, and vehicles. A substantial majority of our leases have an initial lease term of five years, typically with the option to extend the lease for at least one additional five-year term. Some of our leases may include the option to terminate in less than five years. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including market conditions, real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these considerations, we generally conclude that the exercise of renewal options would not be reasonably certain in calculating our operating lease liability at commencement. The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate, which is updated on a periodic basis as the discount rate for the present value of lease payments. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are generally our obligations under our lease agreements. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligation for those payments is incurred. For variable payments dependent upon an index or rate, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the measurement of our operating lease liabilities as they cannot be reasonably estimated, and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of 12 months or less upon commencement are considered short-term in nature and as such are not included in the measurement of our operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets and are expensed on a straight line basis over the lease term. In addition, we do separate lease and non-lease components (e.g. common area maintenance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customer, in an amount that reflects the consideration we expect to be entitled to in exchange for such goods or services. Revenue from merchandise sales at retail locations is recognized at the point of sale, revenue from services are recognized when the services are rendered. Revenue from e-commerce merchandise sales is recognized either at the time of pick-up at one of our locations or at the time of shipment depending on the customer’s order designation. Revenue is recorded net of related discounts and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operators are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation.

We estimate a liability for sales returns based on current sales levels and historical return trends. At each financial reporting date, we assess our estimates of expected returns, and a corresponding adjustment to cost of sales for our right to recover the goods returned by the customer, net of any expected recovery cost. Adjustments related to changes in return estimates were immaterial in all periods presented.

During the last quarter of fiscal 2021, we completed the implementation of our new loyalty program (“Pool Perks”) to all locations which allows members to earn reward points based on their purchases. Once a loyalty member achieves a certain point level, the member earns an award that may be used on future purchases, which are valid for 12 months from issuance. Pool Perks represents a material right to the customer and points may be redeemed on future products and services. We defer revenue related to points earned that have not yet been redeemed. The amount of deferred revenue is based on the estimated standalone selling price of points earned by members and reduced by the percentage of points expected to be redeemed. The estimated redemption percentage is based on historical redemption trends and considers current information or trends. Revenue is recognized when the rewards are redeemed, expired or based on estimated breakage.

Pool Perks increased the number of points earned on qualifying purchases, accelerates the timing of when points covert into rewards, extended the use of points to a 12 month period, and converted award certificates into digital format that may be used in locations, online or on our mobile app. Accordingly, we recorded an incremental $1.6 million liability related to the conversion of our prior loyalty program awards to Pool Perks awards during the last quarter of fiscal 2021. As of October 2, 2021, deferred revenue related to the loyalty program was $5.9 million and is included in accounts payable and accrued expenses in our consolidated balance sheets.

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

Selling, General and Administrative Expenses

Our SG&A includes selling and operating expenses at our retail locations and corporate level general and administrative expenses. Selling and operating expenses at retail locations include payroll, bonus and benefit costs for personnel, supplies, and credit and debit card processing costs. Corporate expenses include payroll, bonus, and benefit costs for our corporate and field support functions, equity-based compensation, marketing and advertising, insurance, utilities, occupancy costs related to our corporate office facilities, professional services, and depreciation and amortization for all assets, except those related to our retail locations and distribution operations, which are included in cost of merchandise and services sold.

Advertising

We expense advertising costs as incurred. Advertising costs for fiscal 2021, 2020 and 2019 were approximately $25.4 million, $19.4 million and $18.0 million, respectively.

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

The ultimate realization of deferred tax assets can be dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. On a quarterly basis, we evaluate whether it is more likely than not that our deferred tax assets will be realized in the future and conclude whether a valuation allowance must be established.

We record a liability for uncertain tax positions to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings. Our judgments and estimates may change as a result of the evaluation of new information, such as the outcome of tax audits or changes to or further interpretations of tax laws and regulations, resulting in an increase or decrease to income tax expense in any period. Interest and penalties accrued, if any, relating to uncertain tax positions will be recognized as a component of the income tax provision.

We determined there were no material uncertain tax positions as of October 2, 2021 and October 3, 2020.

Equity-Based Compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. See Note 16 - Equity-Based Compensation for further discussion.

Self-Insurance Reserves

We are self-insured for losses relating to workers’ compensation, general liability, and employee medical. Stop-loss coverage has been purchased to limit exposure to any material level of claims. Liabilities for self-insurance reserves are estimated based on independent actuarial estimates, which are based on historical information and assumptions about future events. We utilize various techniques, including analysis of historical trends and actuarial valuation methods, to estimate the cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. The actuarial valuation methods consider loss development factors, which include the development time frame and expected claim reporting and settlement patterns, and expected loss costs, which include the expected frequency and severity of claim activity.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Dilutive earnings per share is computed giving effect to all potentially dilutive shares, unless their effect is antidilutive. We apply the treasury stock method for dilutive share-based awards. Performance-based share-based awards are included in diluted shares only if the related performance conditions have been considered satisfied as of the end of the reporting period.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries and interim reporting that are present within existing GAAP rules. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. The ASU is effective for annual and interim periods beginning after December 15, 2020. We expect to early adopt ASU 2019-12 as of October 3, 2022. In anticipation of the adoption and based on management’s initial evaluation of the projected impact to our consolidated financial statements, we do not estimate there to be a material impact.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (“Topic 805”): Accounting for contract assets and contract liabilities from contracts with customers, which includes certain amendments to improve, simplify, and provide consistency for recognition and measurement of acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments require that an acquirer recognize and measure such contract assets and contract liabilities under Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The amendments also allow for election of certain practical expedients, which are applied on an acquisition-by-acquisition basis. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including for any interim period, and if elected, the amendments are applied retrospectively for any acquisitions that occurred in the fiscal year of interim adoption. We expect to early adopt ASU 2021-08 as of October 3, 2022.

Note 3—Business Combinations

In fiscal 2021, we completed three acquisitions of retailers of supplies and services for hot tubs, swim spas and fireplaces with eight locations in Denver, Colorado, Medford, Oregon, and the Washington, DC area. In fiscal 2020, we acquired the assets of a retailer of supplies and services for hot tubs, swim spas and saunas with six locations in the Portland, Oregon area. In addition, during fiscal 2020, we acquired a retailer of supplies and services for swimming pools, hot tubs, barbecues and fireplaces with nine locations in the Pacific Northwest.

These acquisitions did not have a material impact on our financial position or results of operations. Our consolidated financial statements include the results of operations of these acquisitions from the date of acquisition. The total purchase consideration was allocated to the assets acquired and the liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill resulting from these acquisitions is expected to be deductible for income tax purposes. Our estimates and assumptions are subject to change as we gather additional information throughout the measurement period, which is up to 12 months after the acquisition date, and if we make changes to the amounts recorded, such amounts are recorded in the period in which they are identified. No such adjustments were made during fiscal 2021, 2020 or 2019.

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The carrying amounts of goodwill are as follows (in thousands):

	October 2, 2021	October 3, 2020
Balance at beginning of the year	$93,295	$89,739
Acquisitions	7,819	3,556
Balance at the end of the year	$101,114	$93,295

Other Intangible Assets

Other intangible assets consisted of the following as of October 2, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	2.6	$5,940	$(5,274)	$666
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.5	8,633	(7,123)	1,510
Consumer relationships	6.4	19,000	(11,688)	7,312
Other intangibles	7.0	6,620	(5,952)	668
Total		$57,943	$(30,037)	$27,906

Other intangible assets are as follows as of October 3, 2020 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	3.6	$5,540	$(5,139)	$401
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	8.3	8,633	(6,872)	1,761
Consumer relationships	6.1	17,200	(10,118)	7,082
Other intangibles	7.4	6,584	(5,687)	897
Total		$55,707	$(27,816)	$27,891

Amortization expense was $2.2 million, $2.6 million and $2.5 million in fiscal 2021, 2020 and 2019, respectively. No impairment of goodwill or other intangible assets was recorded during fiscal 2021, 2020 and 2019.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our balance sheet as of October 2, 2021 (in thousands):

Amount
2022	$2,202
2023	1,969
2024	1,331
2025	1,234
2026	988
Thereafter	2,432
Total	$10,156

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	October 2, 2021	October 3, 2020
Vendor and other rebates receivable	$23,222	$18,044
Customer receivables	13,473	9,511
Other receivables	4,621	4,590
Allowance for doubtful accounts	(2,456)	(664)
Total	$38,860	$31,481

Note 6—Inventories, Net

Inventories, net consisted of the following (in thousands):

	October 2, 2021	October 3, 2020
Raw materials	$4,244	$1,967
Finished goods	194,545	146,999
Inventories	$198,789	$148,966

Changes in inventory excess and obsolescence reserves were as follows (in thousands):

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Sale or Disposal of Inventories	Balance at End of Period
2021	$4,939	$1,993	$(1,076)	$5,856
2020	$3,622	$2,659	$(1,342)	$4,939
2019	$3,545	$1,345	$(1,268)	$3,622

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 2, 2021	October 3, 2020
Prepayment for inventory	$—	$11,500
Prepaid occupancy costs	8,326	3,016
Prepaid other	4,488	4,089
Other current assets	7,750	4,056
Total	$20,564	$22,661

Note 8—Property and Equipment

Property and equipment consist of the following (in thousands):

	October 2, 2021	October 3, 2020
Land	$5,813	$5,813
Buildings and improvements	10,017	16,148
Vehicles, machinery and equipment	38,738	34,639
Leasehold improvements	171,281	164,501
Office furniture, computers and software	155,511	154,570
Construction in process	10,911	9,960
	$392,271	$385,631
Less: accumulated depreciation and amortization	(321,936)	(319,240)
Total	$70,335	$66,391

Depreciation and amortization expense on property and equipment was $26.6 million, $28.9 million and $27.9 million in fiscal 2021, 2020 and 2019, respectively. Construction in process is primarily composed of internal use software currently being developed and leasehold improvements related to new or remodeled locations where construction had not been completed by the end of the period.

Capitalized software additions placed into service were $2.8 million, $3.0 million and $4.0 million in fiscal 2021, 2020 and 2019, respectively. Capitalized software accumulated amortization totaled approximately $15.0 million and $11.1 million as of October 2, 2021 and October 3, 2020, respectively. Capitalized software and development costs remaining to be amortized were approximately $6.9 million and $7.0 million, as of October 2, 2021 and October 3, 2020, respectively.

Note 9—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	October 2, 2021	October 3, 2020
Accounts payable	$100,960	$92,372
Accrued payroll and employee benefits	40,071	32,420
Customer deposits	21,420	13,286
Interest	4,898	9,377
Inventory related accruals	12,444	11,340
Loyalty and deferred revenue	6,685	2,532
Sales taxes	13,975	11,164
Self-insurance reserves	7,679	6,518
All other accrued liabilities	27,024	14,530
Total	$235,156	$193,539

As of October 2, 2021, October 3, 2020, and September 28, 2019, approximately $1.5 million, $1.1 million, and $0 of capital expenditures are included in other accrued liabilities, respectively.

Note 10—Long-Term Debt

Our debt obligations consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		October 2, 2021	October 3, 2020
Term Loan—due on March 9, 2028	3.25%	(2)	$805,950	$811,178
ABL Credit Facility	1.25%	(3)	—	—
Senior Unsecured Notes			—	390,000
Total long-term debt			805,950	1,201,178
Less: current portion of long-term debt			(8,100)	(8,341)
Less: unamortized discount			(3,285)	(9,348)
Less: deferred financing charges			(8,440)	(3,939)
Long-term debt, net			$786,125	$1,179,550

(1)
Effective interest rates as of October 2, 2021.
(2)
Carries interest at a specified margin over LIBOR between 2.50% and 2.75% with a minimum LIBOR of 0.50%.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Eurodollar Rate loans.

Term Loan

In March 2021, we entered into an amendment to our Term Loan. The amended Term Loan provides for an $810.0 million secured term loan facility, decreased pricing by 75 basis points and extended the maturity date to March 9, 2028. The other material terms of the Term Loan prior to the amendment remained substantially unchanged. In addition, as a result of the Term Loan, during fiscal 2021, we recognized a $1.9 million loss on early debt extinguishment related to the prepayment of the underlying loan tranches prepaid in connection with the amended Term Loan.

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

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan contains customary events of default and no event of default had occurred under the Term Loan as of October 2, 2021 or October 3, 2020.

ABL Credit Facility

On April 12, 2021, we entered into Amendment No. 5 to our $200.0 million credit facility (the “ABL Credit Facility”) maturing on August 13, 2025 (the “Amendment”). The Amendment (i) decreased the applicable margin on the Base Rate loans to a range of 0.25% to 0.75% from 0.75% to 1.00%, (ii) decreased the applicable margin on the Eurodollar Rate loans to a range of 1.25% to 1.75% from 1.75% to 2.00%, (iii) changed the LIBOR floor to 0% from 0.75%, and (iv) decreased our commitment fee rate to 0.25% from 0.375%. The other terms of the ABL Credit Facility prior to the amendment thereof remain substantially unchanged.

In addition, we are also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment, and negotiation fees. As of October 2, 2021 and October 3, 2020, no amounts were outstanding on the ABL Credit Facility. The amount available was reduced by $9.2 million and $11.6 million of existing standby letters of credit as of October 2, 2021 and October 3, 2020, respectively.

Substantially all of our assets are pledged as collateral to secure our indebtedness The ABL Credit Facility does not require us to comply with any financial covenants. The ABL Credit Facility contains customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts, or the occurrence of a change of control. No event of default has occurred under the ABL Credit Facility as of October 2, 2021 or October 3, 2020.

Senior Unsecured Notes

The senior unsecured notes principal of $390.0 million was paid in full on November 3, 2020, resulting in a loss on debt extinguishment of $7.3 million during fiscal 2021. The senior unsecured notes were guaranteed on a senior basis by us and all our present and future domestic wholly owned subsidiaries. Interest-only payments on the senior unsecured notes were payable quarterly on January 10, April 10, July 10, and October 10 of each year. We incurred interest of 8.50% plus LIBOR, subject to a minimum rate of 1.00%, on the senior unsecured notes. The senior unsecured notes had restrictive covenants that limited the ability to, among other things, incur or guarantee additional indebtedness or issue preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our assets.

Interest Rate Cap Agreements

In March 2017, we entered into interest rate cap agreements in order to manage the variability of cash flows related to a portion of our floating rate indebtedness. Pursuant to the agreements, we capped LIBOR at 3.00% with respect to the aggregate notional amount of $750.0 million. In March 2021, our interest rate cap agreements expired.

The fair value of our interest rate cap agreements were zero as of October 2, 2021, October 3, 2020 and September 28, 2019. We did not recognize any gain or loss on our interest rate cap agreements in fiscal 2021 and 2020. We recognized a loss related to our interest rate cap agreements of $4.3 million in fiscal 2019, which was recorded in other expenses in our consolidated statements of operations.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of October 2, 2021 (in thousands):

Amount
2022	$8,100
2023	8,100
2024	6,075
2025	10,125
2026	8,100
Thereafter	765,450
Total	$805,950

Note 11—Leases

Operating Leases

We lease certain locations, office, distribution, and manufacturing facilities under operating leases that expire at various dates through December 2031. We are obligated to make cash payments in connection with various lease obligations and purchase commitments. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option typically for periods of five or more years. Certain of these arrangements are cancelable on short notice and others require payments upon early termination. We do not have any finance leases.

In April 2020, the Financial Accounting Standards Board issued Staff Q&A - Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic. This guidance provides entities with the option to elect to account for certain lease concessions as though the enforceable rights and obligations had existed in the original lease. As a result, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist and an entity can elect to apply or not to apply the lease modification guidance in Accounting Standards Codification Topic 842, Leases, to those contracts.

The following table summarizes the components of lease expense (in thousands):

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Operating lease expense	$68,130	$66,642	$63,640
Variable lease expense	1,129	819	517
Total net lease expense	$69,259	$67,461	$64,157

As of October 2, 2021 and October 3, 2020, operating lease right-of-use assets obtained in exchange for operating lease liabilities totaled $9.7 million and $4.7 million, respectively.

The following table presents the weighted-average remaining lease term and discount rate for operating leases:

	October 2, 2021	October 3, 2020
Weighted-average remaining lease term	4.3 years	4.2 years
Weighted-average discount rate	5.1%	5.9%

The following table summarizes the future annual minimum lease payments as of October 2, 2021 (in thousands):

Amount
2022	$75,997
2023	55,028
2024	47,619
2025	32,832
2026	22,178
Thereafter	11,376
Total	$245,030
Less: amount of lease payments representing imputed interest	23,922
Present value of future minimum lease payments	221,108
Less: current operating lease liabilities	61,071
Operating lease liabilities, noncurrent	$160,037

Note 12—Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Current:
Federal	$25,914	$8,188	$14,072
State	7,733	2,262	1,537
Total Current	33,647	10,450	15,609
Deferred:
Federal	2,633	(5,844)	(418)
State	215	(1,979)	(336)
Total Deferred	2,848	(7,823)	(754)
Total income tax provision	$36,495	$2,627	$14,855

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows (in thousands):

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Federal income tax at statutory rate	$34,257	$12,851	$3,198
Equity-based compensation	(2,360)	375	447
Section 162(m) limitation	2,826	—	—
Permanent differences	564	89	100
Change in valuation allowance	(5,425)	(11,373)	11,060
State taxes, net of federal benefit	7,072	2,503	54
Other	(439)	(1,818)	(4)
Total income tax provision	$36,495	$2,627	$14,855

Our effective rate for fiscal 2021 was 22.4% as compared to 4.3% in fiscal 2020. During the first quarter of fiscal 2021, we released a $5.4 million valuation allowance for our interest limitation carryforward as a result of our IPO and subsequent paydown of debt. During fiscal 2020, the tax provision reflects a decrease in the valuation allowance for our interest limitation carryforward due to favorable provisions of the CARES Act.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are summarized below (in thousands):

	October 2, 2021	October 3, 2020
Deferred tax assets:
Compensation accruals	$5,674	$5,433
Inventory	—	1,053
Interest limitation	—	6,919
Lease liabilities	54,489	46,644
Equity-based compensation	1,646	—
Reserves and other accruals	1,138	354
Total deferred tax assets	62,947	60,403
Deferred tax liabilities:
Property, plant, and equipment	(1,392)	(611)
Intangibles	(3,849)	(3,258)
Lease assets	(52,264)	(44,014)
Deferred financing cost	(399)	(512)
Other	(1,309)	—
Total deferred tax liabilities	(59,213)	(48,395)
Valuation allowance		(5,425)
Deferred tax assets (liabilities), net	$3,734	$6,583

Valuation Allowance consists of the following (in thousands):

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2021	$5,425	$—	$(5,425)	$—
2020	$16,798	$—	$(11,373)	$5,425

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The interest expense limitation passed in the CARES Act created a deferred tax asset for the fiscal year ended October 3, 2020 that we did not anticipate realizing in the immediate future; as a result, a valuation allowance was recorded. The valuation allowance was removed during the first quarter of fiscal 2021 due to the Company’s paydown of debt with proceeds from the IPO, which decreased interest expense.

We are subject to United States federal and state taxes in the normal course of business and our income tax returns are subject to examination by the relevant tax authorities. We are no longer subject to United States federal examinations by taxing authorities for calendar years before 2018 and are no longer subject to state examinations for calendar years before 2017.

We have not identified any material uncertain tax positions.

Note 13—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect to our consolidated financial position or results of operations. We did not record any material loss contingencies as of October 2, 2021, October 3, 2020, and June 27, 2020.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of October 2, 2021 and October 3, 2020. We had standby letters of credit outstanding in the amounts of $9.2 million and $11.6 million as of October 2, 2021 and October 3, 2020, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Purchase Commitments

In addition to our lease obligations, we maintain future purchase commitments related to inventory and operational requirements.

The following table summarizes the future minimum purchase commitments as of October 2, 2021 (in thousands):

Amount
2022	$32,478
2023	32,482
2024	32,479
2025	32,477
2026	8,119
Thereafter	—
Total	$138,035

Note 14—401(K) Plan

We provide for the benefit of our employees a voluntary defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees and provides for a matching contribution by us of 50% of each participant’s contribution of up to 4% of the individual’s compensation as defined. The expenses related to this plan were $0.8 million, $1.1 million and $1.0 million in fiscal 2021, 2020 and 2019, respectively.

Note 15—Related Party Transactions

In February 2017, we entered into a management services agreement with our private equity sponsors in connection with our acquisition in February 2017. The management services agreement provides that we will pay an annual fee for them to provide management and advisory services to us and our affiliates, including general management consulting services, support and analysis with respect to financing alternatives and strategic planning functions. The management services agreement terminated in October 2020 in connection with the completion of our IPO. During fiscal 2020 and 2019, we paid or accrued management fees in the amount of $4.9 million and $4.5 million, respectively.

Note 16—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards such as stock options to purchase Leslie’s common stock (each, a “Stock Option”) and restricted stock units (“RSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives and eligible employees of the Company. Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements (“Service Stock Option”) and performance-based Stock Options that vest upon satisfaction of a performance-based requirement (“Performance Stock Options”). RSUs consist of grants that vest ratably upon the satisfaction of time-based requirements (“Service RSU”) and performance-based RSUs that vest upon satisfaction of performance-based requirements (“Performance RSU”). In each case, vesting of the Company’s outstanding and unvested Stock Options and RSUs is contingent upon the holder’s continued service through the date of each applicable vesting event. As of October 2, 2021, we had approximately 7.3 million shares of Common Stock available for future grants under the Plan.

As of October 2, 2021, the aggregate unamortized value of all outstanding equity-based compensation awards, excluding equity-based compensation expense associated with Performance Stock Options which have not yet been issued for accounting purposes, was approximately $34.8 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Stock Options

The fair value of each non-qualified stock option (“Stock Option”) granted is estimated on the grant date using the Black-Scholes option pricing model. The expected life is based on the SEC simplified method and a mid-point assumption. Expected price volatility is determined based on the implied volatilities of comparable companies over a historical period that matches the expected life of the Stock Options. The risk-free interest rate is based on the expected United States Treasury rate over the expected life. The dividend yield is based on the expectation that no dividends will be paid.

The following table summarizes the weighted average assumptions used for Stock Options for the fiscal year ended:

October 2, 2021
Expected volatility	28.9%
Risk-free interest rate	0.7%
Dividend yield	0.0%
Expected term (in years)	6.3

The following tables summarizes our Stock Option activity under the Plan for the fiscal year ended (in thousands, except per share amounts):

	October 2, 2021
	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	—	$—
Granted	5,372	18.43
Exercised	—	—
Cancelled/forfeited	(495)	17.26
Balance, Ending	4,877	$18.22

As of October 2, 2021
Aggregate intrinsic value of options outstanding	$14,698
Unamortized value of unvested stock options	$16,022
Weighted average period (years) that expense is expected to be recognized	2.5
Weighted average remaining contractual life (years) for options outstanding	9.7

There were no options that were exercisable as of October 2, 2021.

Restricted Stock Units

The following table summarizes our RSU activity under the Plan for the fiscal year ended (in thousands, except per share amounts):

	October 2, 2021
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	—	$—
Converted from Incentive Awards (1)	6,038	17.00
Granted	725	25.95
Vested	(3,321)	17.00
Cancelled/forfeited	(307)	18.19
Balance, Ending	3,135	$18.87

(1)
Represents approximately 4.8 million Service and Performance Incentive Awards converted to RSUs in connection with the IPO and adoption of the Plan during fiscal 2021.

As of October 2, 2021
Unamortized value of unvested RSUs	$18,819
Weighted average period (years) expense is expected to be recognized	3.4

In connection with the IPO, we issued RSUs that vest only upon achievement of volume weighted average price (“VWAP”) targets established by the compensation committee of the board of directors (Performance RSUs). The VWAP target was measured over rolling 20-day trading periods commencing on the six-month anniversary of the consummation of the IPO. The VWAP targets were satisfied in May 2021 and are included in the vested RSUs in the table above.

Incentive Grant Agreements

Prior to the IPO, our then parent company granted profits interests to our employees (“Incentive Awards”) through incentive unit grant agreements (“Incentive Agreements”). The Incentive Awards had economic characteristics similar to stock options and had the right to share in the appreciation of the equity value of our then parent company. The sole asset of our then parent company was indirect ownership of Leslie’s, Inc. We concluded such Incentive Awards were classified as equity awards. The Incentive Awards were spread over two tiers, a service-based (time) award tier (“Service Incentive Awards”) and a performance-based award tier (“Performance Incentive Awards”). The Service Incentive Awards vested over a four-year period at a rate of 25% annually on each anniversary of the date of grant. The Performance Incentive Awards vested based on performance conditions as defined in the Incentive Agreements. In connection with the IPO and adoption of the Plan, all Incentive Awards granted under Incentive Agreements were converted to RSUs under the Plan with substantially similar service and performance conditions as defined in the Incentive Agreements.

The fair value of the Incentive Awards was estimated on the date of grant using the Black-Scholes option pricing model, which treated the Incentive Unit Grant Agreements as implicit call options with exercise prices determined based on their respective rights to participate in distributions. The Black-Scholes option pricing model required the use of a number of assumptions, including expected volatility, risk-free interest rate, expected dividends, and expected term.

The following table summarizes the assumptions and fair value used for Incentive Awards in each of the fiscal years ended:

	October 3, 2020	September 28, 2019
Expected volatility	23.5%	22.9%
Risk-free interest rate	1.4%	2.5%
Dividend yield	0.0%	0.0%
Expected term (in years)	4.0	4.0

The following tables summarizes our Incentive Awards activity (in thousands, except per share amounts):

	October 2, 2021		October 3, 2020		September 28, 2019
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price
Outstanding, Beginning	13,267		10,263		7,946
Cancelled upon IPO	(8,450)		—		—
Converted to RSUs	(4,817)		—		—
Granted	—		5,980	$1.87	3,402	$1.69
Exercised	—		—		—
Cancelled/forfeited	—		(2,976)		(1,085)
Balance, Ending	—		13,267		10,263

In fiscal 2021, equity-based compensation expense totaled $25.6 million including the related Company payroll tax expense and is reported in SG&A in our consolidated statements of operations. This also included approximately $10.7 million associated with the acceleration of certain Incentive Awards in connection with the completion of our IPO. Equity-based compensation expense was $1.8 million and $2.1 million in fiscal 2020 and 2019, respectively.

Note 17—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Numerator:
Net income	$126,634	$58,561	$702
Denominator:
Weighted average shares outstanding - basic	185,412	156,500	156,500
Effect of dilutive securities:
Stock options	567	—	—
RSUs	4,030	—	—
Weighted average shares outstanding - diluted	190,009	156,500	156,500

Basic earnings per share	$0.68	$0.37	$0.00
Diluted earnings per share	$0.67	$0.37	$0.00

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net income per share because the effect of including such shares would have been antidilutive (in thousands):

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Stock options	321	—	—
RSUs	2	—	—
	323	—	—

Dilutive weighted-average shares outstanding excludes approximately 0.6 million stock options with performance conditions that have not yet been met or were not yet established as of October 2, 2021.

Note 18—Subsequent Events

On December 3, 2021, the Board of Directors authorized a share repurchase program for up to an aggregate amount of $300 million of its outstanding shares of common stock over the next three years. The level of repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases, are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Shares may be repurchased from time to time on the open market, in privately negotiated transactions, or otherwise.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervisions of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting the end of the period covered by this Annual Report on Form 10-K based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, at the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees, including our principal executive, principal financial, and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located on the investor relations page of our website at www.lesliespool.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)
The following documents are filed as a part of this report:
(1)
Financial Statements. The Company’s financial statements are included in Part II, Item 8, Financial Statements and Supplementary Data.
(2)
Financial Statements Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included under Part II, Item 8, Financial Statements and Supplementary Data.
(3)
Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Fifth Amended and Restated Certificate of Incorporation, effective as of November 2, 2020	8-K	3.1	11/2/2020
3.2	Amended and Restated Bylaws, effective as of November 2, 2020	8-K	3.2	11/2/2020
4.1	Indenture, dated as of August 16, 2016, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.1	10/22/2020
4.2	First Supplemental Indenture, dated as of October 26, 2016, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.2	10/22/2020
4.3	Second Supplemental Indenture, dated as of February 3, 2017, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.3	10/22/2020
4.4	Form of Registration Rights and Lock-up Agreement between Leslie’s, Inc., Bubbles Investor Aggregator, L.P., Explorer Investment Pte. Ltd. and certain other investors	S-1/A	4.4	10/28/2020
4.5	First Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P.	S-1	4.5	2/8/2021
4.6	Second Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P.	S-1	4.6	6/7/2021
4.7	Third Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P.	8-K	4.1	10/26/2021
4.8	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.5	12/23/2020
10.1#	Form of Indemnification Agreement between Leslie’s, Inc. and its directors and officers	S-1/A	10.1	10/22/2020
10.2#	2020 Omnibus Incentive Plan	S-1/A	10.2	10/22/2020
10.3#	Form of Stock Option Agreement pursuant to 2020 Omnibus Incentive Plan	S-1/A	10.3	10/22/2020
10.4#	Form of Restricted Stock Unit Agreement pursuant to 2020 Omnibus Incentive Plan (filed with the SEC as Exhibit 10.4 to the Company’s Form S-1/A filed October 22, 2020 and incorporated herein by reference)	S-1/A	10.4	10/22/2020
10.5#	Amended and Restated Employment Agreement, dated as of October 19, 2020, by and between Leslie’s, Inc. and Michael R. Egeck	S-1/A	10.5	10/22/2020
10.6#	Succession Agreement, dated as of October 20, 2020, by and among Leslie’s Poolmart, Inc., Leslie’s, Inc. and Steven L. Ortega	S-1/A	10.6	10/22/2020
10.7#	Second Amended and Restated Employment Agreement, dated as of October 19, 2020, by and between Leslie’s, Inc. and Steven M. Weddell	S-1/A	10.7	10/22/2020
10.8#	Offer Letter, dated as of October 11, 2019, by and between Leslie’s Poolmart, Inc. and Paula Baker	S-1/A	10.8	10/22/2020
10.9#	Severance Plan, dated as of March 3, 2020, by and between Leslie’s Poolmart, Inc. and Paula Baker	S-1/A	10.9	10/22/2020
10.10#	Succession Agreement, dated as of October 19, 2020, by and among Leslie’s Poolmart, Inc., Leslie’s, Inc. and Eric Kufel	S-1/A	10.10	10/22/2020

10.11#	Form of Director Designation Agreement, by and among Leslie’s, Inc., Bubbles Investor Aggregator, L.P., and each other person that becomes party thereafter	S-1/A	10.11	10/22/2020
10.12#	Term Loan Credit Agreement, dated as of August 16, 2016, among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.12	10/22/2020
10.13	Incremental Amendment No. 1, dated as of January 26, 2017, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.13	10/22/2020
10.14	Amendment No. 2, dated as of February 16, 2017, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.14	10/22/2020
10.15	Amendment No. 3, dated as of February 27, 2018, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time to time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.15	10/22/2020
10.16	Credit Agreement entered into as of October 16, 2012, among Leslie’s Poolmart, Inc., the subsidiary borrowers from time to time party thereto, Leslie’s Holdings, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.16	10/22/2020
10.17	Amendment No. 1, dated as of August 16, 2016, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time to time party thereto, Leslie’s Holdings, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.17	10/22/2020
10.18	Amendment No. 2, dated as of September 29, 2016, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time to time party thereto, Leslie’s Holdings, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.18	10/22/2020
10.19	Amendment No. 3, dated as of January 13, 2017, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time to time party thereto, Leslie’s Holdings, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.19	10/22/2020
10.20	Amendment No. 4, dated as of August 13, 2020, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time to time party thereto, Leslie’s Holdings, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.20	10/22/2020
10.21	Amendment No. 5, dated as of April 12, 2021, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time to time party thereto, Leslie’s, Inc., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. National Association, as Co-Collateral Agent	10-Q	10.2	5/10/2021
10.22	Amended & Restated Term Loan Credit Agreement, dated as of March 9, 2021, by and among the Company, Leslie’s Poolmart, Inc., the lenders from time to time party thereto and Nomura Corporate Funding Americas, LLC, as administrative agent for the Lenders and as collateral agent for the Secured Parties	8-K	10.1	3/10/2021
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page on this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended October 2, 2021, formatted in Inline XBRL (included as Exhibit 101)

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

LESLIE’S, INC.

Date: December 10, 2021	By:	/s/ Michael R. Egeck
Michael R. Egeck
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven L. Ortega	Chairman	December 10, 2021
Steven L. Ortega

/s/ Michael R. Egeck	Chief Executive Officer (Principal Executive Officer) and Director	December 10, 2021
Michael R. Egeck

/s/ Steven M. Weddell	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 10, 2021
Steven M. Weddell

/s/ Yolanda Daniel	Director	December 10, 2021
Yolanda Daniel

/s/ Jodeen Kozlak	Director	December 10, 2021
Jodeen Kozlak

/s/ Eric Kufel	Director	December 10, 2021
Eric Kufel

/s/ Marc Magliacano	Director	December 10, 2021
Marc Magliacano

/s/ Susan O'Farrell	Director	December 10, 2021
Susan O'Farrell

/s/ James R. Ray, Jr.	Director	December 10, 2021
James R. Ray, Jr.

/s/ John Strain	Director	December 10, 2021
John Strain