Form 10-Q
period 2022-01-01
Leslie's, Inc.
filed 2022-02-04
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

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

As of January 31, 2022, the Registrant had 182,539,417 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Our actual results could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

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
•
impacts on our business from cyber incidents and other security threats or disruptions; and
•
other risks and uncertainties, including those listed in the section titled “Risk Factors” in our filings with the United States Securities and Exchange Commission.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended October 2, 2021 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	January 1, 2022	October 2, 2021	January 2, 2021
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$53,341	$343,498	$102,809
Accounts and other receivables, net	39,353	38,860	37,116
Inventories	244,632	198,789	174,535
Prepaid expenses and other current assets	38,173	20,564	25,604
Total current assets	375,499	601,711	340,064
Property and equipment, net	65,883	70,335	62,628
Operating lease right-of-use assets	207,291	212,284	191,125
Goodwill and other intangibles, net	132,428	129,020	120,636
Deferred tax assets	2,327	3,734	14,729
Other assets	27,837	25,148	16,658
Total assets	$811,265	$1,042,232	$745,840
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$188,824	$233,597	$126,864
Operating lease liabilities	56,873	61,071	56,398
Income taxes payable	411	6,945	—
Current portion of long-term debt	8,100	8,100	8,341
Total current liabilities	254,208	309,713	191,603
Operating lease liabilities, noncurrent	153,834	160,037	139,796
Long-term debt, net	784,527	786,125	795,394
Other long-term liabilities	—	3,915	5,457
Total liabilities	1,192,569	1,259,790	1,132,250
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 182,496,645, 189,821,011 and 186,618,446 issued and outstanding as of January 1, 2022, October 2, 2021 and January 2, 2021, respectively.	182	190	187
Additional paid in capital	80,062	204,711	192,753
Retained deficit	(461,548)	(422,459)	(579,350)
Total stockholders’ deficit	(381,304)	(217,558)	(386,410)
Total liabilities and stockholders’ deficit	$811,265	$1,042,232	$745,840

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	January 1, 2022	January 2, 2021
Sales	$184,824	$145,006
Cost of merchandise and services sold	117,508	93,291
Gross profit	67,316	51,715
Selling, general and administrative expenses	79,785	77,489
Operating loss	(12,469)	(25,774)
Other expense:
Interest expense	6,863	11,516
Loss on debt extinguishment	—	7,281
Other expenses, net	389	—
Total other expense	7,252	18,797
Loss before taxes	(19,721)	(44,571)
Income tax benefit	(5,270)	(14,314)
Net loss	$(14,451)	$(30,257)
Earnings per share:
Basic	$(0.08)	$(0.17)
Diluted	$(0.08)	$(0.17)
Weighted average shares outstanding:
Basic	188,507	176,990
Diluted	188,507	176,990

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, October 3, 2020	156,500	$157	$(278,063)	$(549,093)	$(826,999)
Issuance of common stock upon initial public offering, net of offering costs	30,000	30	458,656	—	458,686
Issuance of shares under stock incentive plans	118	—	—	—	—
Equity-based compensation	—	—	12,160	—	12,160
Net loss	—	—	—	(30,257)	(30,257)
Balance, January 2, 2021	186,618	$187	$192,753	$(579,350)	$(386,410)

Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)
Vesting of restricted stock units	170	—	—	—	—
Stock options exercised	6	—	100	—	100
Equity-based compensation	—	—	2,751	—	2,751
Repurchase and retirement of common stock	(7,500)	(8)	(127,500)	(24,638)	(152,146)
Net loss	—	—	—	(14,451)	(14,451)
Balance, January 1, 2022	182,497	$182	$80,062	$(461,548)	$(381,304)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	January 1, 2022	January 2, 2021
Operating Activities
Net loss	$(14,451)	$(30,257)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,241	6,595
Equity-based compensation	2,751	12,160
Amortization of deferred financing costs and debt discounts	496	648
Provision for doubtful accounts	249	59
Deferred income taxes	1,407	(8,146)
Loss (gain) on disposition of assets	17	(1,758)
Loss on debt extinguishment	—	7,281
Changes in operating assets and liabilities:
Accounts and other receivables	(742)	(5,694)
Inventories	(43,723)	(25,569)
Prepaid expenses and other current assets	(17,593)	(2,943)
Other assets	(2,741)	(2,215)
Accounts payable and accrued expenses	(48,528)	(65,626)
Income taxes payable	(6,534)	(1,857)
Operating lease assets and liabilities, net	(5,408)	(1,969)
Net cash used in operating activities	(125,559)	(119,291)
Investing Activities
Purchases of property and equipment	(5,402)	(2,706)
Business acquisitions, net of cash acquired	(5,146)	—
Proceeds from disposition of fixed assets	21	2,404
Net cash used in investing activities	(10,527)	(302)
Financing Activities
Repayment of long term debt	(2,025)	(392,085)
Proceeds from options exercised	100	—
Repurchase and retirement of common stock	(152,146)	—
Proceeds from issuance of common stock upon initial public offering, net	—	458,686
Net cash (used in) provided by financing activities	(154,071)	66,601
Net decrease in cash and cash equivalents	(290,157)	(52,992)
Cash and cash equivalents, beginning of period	343,498	155,801
Cash and cash equivalents, end of period	$53,341	$102,809
Supplemental Information:
Interest	$6,725	$19,635
Income taxes, net of refunds received	(50)	920

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 959 company-operated locations in 38 states and e-commerce websites.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying interim condensed consolidated financial statements following United States generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The interim condensed consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. These interim condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and notes for the years ended October 2, 2021, October 3, 2020 and September 28, 2019.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended January 1, 2022, and the three months ended January 2, 2021 refer to the 13 weeks ended January 1, 2022 and January 2, 2021, respectively.

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

Fair Value Measurements

We use fair value measurements to record fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value.

As of January 1, 2022 and October 2, 2021, we held no assets that are required to be measured at fair value on a recurring basis.

The fair value of our amended and restated term loan credit agreement (“Term Loan”) due in 2028 (see Note 9) was determined to be $800.4 million and $802.9 million as of January 1, 2022 and October 2, 2021, respectively. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term maturity of these instruments.

There were no transfers between levels in the fair value hierarchy during the three months ended January 1, 2022 and January 2, 2021.

Seasonality

Our business is highly seasonal. In general, sales and earnings are highest during our third and fourth fiscal quarters, being April through September and represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries and interim reporting that are present within existing GAAP rules. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. The ASU is effective for annual periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022. We expect to early adopt ASU 2019-12 as of October 3, 2022. In anticipation of the adoption and based on management’s initial evaluation of the projected impact to our consolidated financial statements, we do not estimate there to be a material impact.

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

Note 3—Business Combinations

Fiscal 2022 Acquisition

In October 2021, we acquired the assets of a retailer of pool supplies and services. The acquisition included seven locations in the greater Phoenix, Arizona area. Our estimates and assumptions are subject to change as we gather additional information throughout the measurement period, which is up to 12 months after the acquisition date. If we make changes to the amounts recorded, such adjustments will be recorded in the period in which they are identified.

Fiscal 2021 Acquisitions

In fiscal 2021, we completed three acquisitions of retailers of supplies and services for hot tubs, swim spas and fireplaces with eight locations in Denver, Colorado, Medford, Oregon, and the Washington, DC area.

These acquisitions did not have a material impact on our financial position or results of operations. Our condensed consolidated financial statements include the results of operations of these acquisitions from the date of acquisition. The total purchase consideration was allocated to the assets acquired and the liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The goodwill resulting from these acquisitions is expected to be deductible for income tax purposes. Our estimates and assumptions are subject to change as we gather additional information throughout the measurement period, which is up to 12 months after the acquisition date, and if we make changes to the amounts recorded, such amounts are recorded in the period in which they are identified. During the three months ended January 1, 2022, we recorded adjustments resulting in an increase in goodwill of $1.5 million related to these acquisitions.

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The carrying amounts of goodwill are as follows (in thousands):

	January 1, 2022	October 2, 2021	January 2, 2021
Balance at beginning of the period	$101,114	$93,295	$93,295
Acquisitions	3,200	7,819	—
Measurement period adjustments	1,475	—	—
Balance at the end of the period	$105,789	$101,114	$93,295

Other Intangible Assets

Other intangible assets consisted of the following as of January 1, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	6.5	$5,940	$(5,311)	$629
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.2	8,633	(7,174)	1,459
Consumer relationships	6.3	19,000	(12,545)	6,455
Other intangibles	6.9	6,620	(6,274)	346
Total		$57,943	$(31,304)	$26,639

Other intangible assets consisted of the following as of October 2, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	6.6	$5,940	$(5,274)	$666
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.5	8,633	(7,123)	1,510
Consumer relationships	6.4	19,000	(11,688)	7,312
Other intangibles	7.0	6,620	(5,952)	668
Total		$57,943	$(30,037)	$27,906

Other intangible assets consisted of the following as of January 2, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	3.4	$5,540	$(5,167)	$373
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	8.2	8,633	(6,958)	1,675
Consumer relationships	5.9	17,200	(10,485)	6,715
Other intangibles	7.1	6,620	(5,769)	851
Total		$55,743	$(28,379)	$27,364

Amortization expense was $1.3 million and $0.5 million for the three months ended January 1, 2022 and January 2, 2021, respectively. No impairment of goodwill or other intangible assets was recorded during the three months ended January 1, 2022 or January 2, 2021.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of January 1, 2022 (in thousands):

Amount
Remainder of fiscal 2022	$1,167
2023	1,923
2024	1,285
2025	1,188
2026	942
Thereafter	2,384
Total	$8,889

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	January 1, 2022	October 2, 2021	January 2, 2021
Vendor and other rebates receivable	$26,476	$23,222	$22,753
Customer receivables	11,415	13,473	5,533
Other receivables	4,155	4,621	9,523
Allowance for doubtful accounts	(2,693)	(2,456)	(693)
Total	$39,353	$38,860	$37,116

Note 6—Inventories

Inventories consisted of the following (in thousands):

	January 1, 2022	October 2, 2021	January 2, 2021
Raw materials	$4,741	$4,244	$2,577
Finished goods	239,891	194,545	171,958
Total	$244,632	$198,789	$174,535

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 1, 2022	October 2, 2021	January 2, 2021
Prepayment for inventory	$17,785	$—	$11,500
Prepaid occupancy costs	4,682	8,326	3,368
Prepaid other	7,427	4,488	7,111
Other current assets	8,279	7,750	3,625
Total	$38,173	$20,564	$25,604

Note 8—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	January 1, 2022	October 2, 2021	January 2, 2021
Accounts payable	$99,540	$100,960	$69,046
Accrued payroll and employee benefits	16,354	40,071	19,394
Customer deposits	16,506	19,861	8,036
Interest	4,521	4,898	489
Inventory related accruals	9,166	12,444	6,685
Loyalty and deferred revenue	7,944	6,685	2,645
Sales taxes	8,189	13,975	8,072
Self-insurance reserves	8,709	7,679	5,953
Other accrued liabilities	17,895	27,024	6,544
Total	$188,824	$233,597	$126,864

As of January 1, 2022 and January 2, 2021, there were no capital expenditures included in other accrued liabilities. As of October 2, 2021, $1.5 million of capital expenditures are included in other accrued liabilities.

Note 9—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		January 1, 2022	October 2, 2021	January 2, 2021
Term Loan—due on March 9, 2028	3.00%	(2)	$803,925	$805,950	$809,093
ABL Credit Facility	1.25%	(3)	—	—	—
Total long-term debt			803,925	805,950	809,093
Less: current portion of long-term debt			(8,100)	(8,100)	(8,341)
Less: unamortized discount			(3,164)	(3,285)	(2,317)
Less: deferred financing charges			(8,134)	(8,440)	(3,041)
Total long-term debt, net			$784,527	$786,125	$795,394

(1)
Effective interest rates as of January 1, 2022.
(2)
Carries interest at a specified margin over LIBOR between 2.50% and 2.75% with a minimum LIBOR of 0.50%.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Eurodollar Rate loans.

Term Loan

In March 2021, we entered into an amendment to our Term Loan. The amended Term Loan provides for an $810.0 million secured term loan facility with a maturity date of March 9, 2028. Borrowings under the Term Loan have an initial applicable rate, at our option of, (i) 2.75% for loans that are LIBOR loans and (ii) 1.75% of loans that are ABR loans. The applicable rate of the Term Loan is based on our first lien leverage ratio as follows: (a) if the first lien leverage ratio is greater than 2.75 to 1.00, the applicable rate will be 2.75% for LIBOR loans and 1.75% for ABR loans and (b) the first lien leverage ratio is less than or equal to 2.75 to 1.00, the applicable rate will be 2.50% for LIBOR loans and 1.50% for ABR loans. For LIBOR loans, the loans will bear interest at the adjusted LIBOR rate plus the applicable rate, where the adjusted LIBOR rate will not be less than 0.50%.

ABL Credit Facility

In April 2021, we entered into Amendment No. 5 to our $200.0 million credit facility (the “ABL Credit Facility”) maturing on August 13, 2025 (the “Amendment”). The Amendment has (i) an applicable margin on the Base Rate loans with a range of 0.25% to 0.75%, (ii) an applicable margin on the Eurodollar Rate loans with a range of 1.25% to 1.75%, (iii) a LIBOR floor of 0%, and (iv) a commitment fee rate of 0.25%.

We are also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment, and negotiation fees. As of January 1, 2022 and October 2, 2021, no amounts were outstanding on the ABL Credit Facility. The amount available was reduced by $9.0 million and $9.2 million of existing standby letters of credit as of January 1, 2022 and October 2, 2021, respectively.

Senior Unsecured Notes

The senior unsecured notes principal of $390.0 million was paid in full on November 3, 2020, resulting in a $7.3 million loss on debt extinguishment reported in our condensed consolidated statements of operations during the three months ended January 2, 2021.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan and the ABL Credit Facility do not require us to comply with any financial covenants. The Term Loan and ABL Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default had occurred as of January 1, 2022 or October 2, 2021.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of January 1, 2022 (in thousands):

Amount
Remainder of fiscal 2022	$6,075
2023	8,100
2024	6,075
2025	10,125
2026	8,100
Thereafter	765,450
Total	$803,925

Note 10—Income Taxes

Our effective income tax rate was a benefit of 26.7% for the three months ended January 1, 2022, compared to a benefit of 32.1% for the three months ended January 2, 2021. The difference between the statutory rate and our effective rate for the three months ended January 1, 2022 was primarily attributable to state taxes. The difference between the statutory rate and our effective rate for the three months ended January 2, 2021 was primarily attributable to a decrease in the valuation allowance for our interest limitation carryforward and state taxes. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

Note 11—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect to our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of January 1, 2022 and October 2, 2021, respectively.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of January 1, 2022 and October 2, 2021. We had standby letters of credit outstanding in the amounts of $9.0 million and $9.2 million as of January 1, 2022 and October 2, 2021, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Note 12—Related Party Transactions

In February 2017, we entered into a management services agreement with our private equity sponsors in connection with our acquisition in February 2017. The management services agreement provided that we pay an annual fee for management and advisory services to us and our affiliates, including general management consulting services, support and analysis with respect to financing alternatives and strategic planning functions. The management services agreement terminated in October 2020 in connection with the completion of our initial public offering (“IPO”). During the three months ended January 2, 2021, we paid or accrued management fees in the amount of $0.4 million.

On December 14, 2021, the Company entered into a share repurchase agreement with Bubbles Investor Aggregator, L.P. and Explorer Investment Pte. Ltd. (together, the “Selling Stockholders”), each a greater than 5% beneficial owner of the Company’s common stock, providing for the repurchase by the Company from the Selling Stockholders of an aggregate of 7,500,000 shares of common stock, conditioned on the closing of a contemporaneous secondary public offering (the “Offering”). The price per share of repurchased common stock paid by the Company was $20.25, which represents the per share price at which shares of common stock were sold to the public in the Offering less the underwriting discount. The repurchase transaction closed on December 16, 2021. See Note 13 - Share Repurchase Program for detailed information regarding the repurchase program.

Note 13—Share Repurchase Program

On December 3, 2021, the Board of Directors authorized a share repurchase program for up to an aggregate amount of $300 million of the Company’s outstanding shares of common stock over a period of three years. The amount and timing of repurchases depends on a number of factors, including the Company's financial condition, capital requirements, cash flows, results of operations, future business prospects, and other factors our management may deem relevant. The timing, volume, and nature of repurchases, are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Shares may be repurchased from time to time on the open market, in privately negotiated transactions, or otherwise.

On December 16, 2021, the Company repurchased and retired 7.5 million shares of common stock at a price per share of $20.25. The Company paid $151.9 million ($152.1 million including offering costs) to fund the share repurchase using existing cash on hand. The Company accounted for the share repurchase and retirement under the cost method by deducting its par value from common stock, reducing additional paid-in-capital by $127.5 million using the share price when the stock was originally issued, and the remaining excess cost of $24.4 million increased retained deficit. As of January 1, 2022, $148.1 million remained available for future purchases under the program.

The following table presents information about our repurchases of common stock (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Total number of shares repurchased	7,500	—
Total amount paid for shares repurchased	$151,875	$—

Note 14—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards such as stock options to purchase Leslie’s common stock (each, a “Stock Option”) and restricted stock units (“RSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives and eligible employees of the Company. Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements (“Service Stock Option”) and performance-based Stock Options that vest upon satisfaction of a performance-based requirement (“Performance Stock Options”). RSUs consist of grants that vest ratably upon the satisfaction of time-based requirements (“Service RSU”) and performance-based RSUs that vest upon satisfaction of performance-based requirements (“Performance RSU”). In each case, vesting of the Company’s outstanding and unvested Stock Options and RSUs is contingent upon the holder’s continued service through the date of each applicable vesting event. As of January 1, 2022, we had approximately 7.4 million shares of common stock available for future grants under the Plan.

As of January 1, 2022, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $33.0 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Stock Options

The following tables summarizes our Stock Option activity under the Plan for the three months ended (in thousands, except per share amounts):

	January 1, 2022
	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	4,877	$18.22
Granted	—	—
Exercised	(6)	17.00
Forfeited	(98)	20.44
Balance, Ending	4,773	$18.18

Vested at January 1, 2022(1)	1,337	$17.56
(1)
Includes 550,736 stock options that were subject to the Company’s achievement of the fiscal 2021 net income target which was deemed to have been met during the three months ended January 1, 2022.

As of January 1, 2022
Aggregate intrinsic value of options outstanding	$27,244
Unamortized value of unvested stock options	$14,273
Weighted average period (years) that expense is expected to be recognized	2.3
Weighted average remaining contractual life (years) for options outstanding	9.3

Restricted Stock Units

The following table summarizes our RSU activity under the Plan for the three months ended (in thousands, except per share amounts):

	January 1, 2022
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	3,135	$18.87
Granted	102	20.70
Vested	(170)	17.00
Forfeited	(78)	19.16
Balance, Ending	2,989	$19.03

As of January 1, 2022
Unamortized value of unvested RSUs	$18,759
Weighted average period (years) expense is expected to be recognized	3.2

During the three months ended January 1, 2022, equity-based compensation expense was $2.8 million and includes Company related payroll tax expense and is reported in selling, general and administrative expenses (“SG&A”) in our condensed consolidated statements of operations. During the three months ended January 2, 2021, equity-based compensation expense was $12.2 million and was primarily due to the vesting of performance-based equity units as a result of the Company’s IPO.

Note 15—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended
	January 1, 2022	January 2, 2021
Numerator:
Net loss	$(14,451)	$(30,257)
Denominator:
Weighted average shares outstanding - basic	188,507	176,990
Effect of dilutive securities:
Stock options	—	—
RSUs	—	—
Weighted average shares outstanding - diluted	188,507	176,990

Basic earnings per share	$(0.08)	$(0.17)
Diluted earnings per share	$(0.08)	$(0.17)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Stock options	2,214	4,604
RSUs	240	5,949
	2,454	10,553

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021 filed with the SEC on December 10, 2021 or in other sections of this Quarterly Report on Form 10-Q.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2021 refer to the fiscal year ended October 2, 2021. Fiscal 2021 included 52 weeks of operations.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $11 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 959 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under United States GAAP are sales, gross profit and gross margin, SG&A, and operating income (loss). The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net income (loss), and Adjusted earnings per share.

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

As of January 1, 2022, we operated 959 retail locations in 38 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Operating Income (Loss)

Operating income (loss) is gross profit less SG&A. Operating income (loss) excludes interest expense, loss on debt extinguishment, income tax expense (benefit), and other expenses, net. We use operating income (loss) as an indicator of the productivity of our business and our ability to manage expenses.

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest (including amortization of debt issuance costs), taxes, depreciation and amortization, management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, strategic initiative costs, executive transition costs, loss (gain) on disposition of assets, mark-to-market on interest rate cap, and other non-recurring, non-cash or discrete items. Adjusted EBITDA is a key measure used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other companies using similar measures.

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

Adjusted Net Income (Loss) and Adjusted Earnings per Share

Adjusted net income (loss) and Adjusted earnings per share are additional key measures used by management and our board of directors to assess our financial performance. Adjusted net income (loss) and Adjusted earnings per share are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

Adjusted net income (loss) is defined as net income (loss) adjusted to exclude management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, strategic initiative costs, executive transition costs, loss (gain) on disposition of assets, mark-to-market on interest rate cap, and other non-recurring, non-cash or discrete items. Adjusted diluted earnings per share is defined as Adjusted net income (loss) divided by the diluted weighted average number of common shares outstanding.

Factors Affecting the Comparability of our Results of Operations

Our reported results have been affected by, among other events, the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of COVID-19

We continue to closely monitor the ongoing impact of COVID-19 on all aspects of our business and in all of our locations. As of January 1, 2022, we operated 959 locations in 38 states and all locations are currently open. From time to time, certain of our locations may be temporarily closed or restricted to curbside service only. Closures and restrictions did not have a material impact on our performance during the 13 weeks ended January 1, 2022 and January 2, 2021. We remain committed to supporting federal, state, and local mandates to prevent the spread of COVID-19 while we operate our business and to do our part in protecting public health.

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

As a business, the health and safety of our consumers, communities, and associates remain our highest priority, and we continue to take all precautions recommended by the Centers for Disease Control and Prevention to ensure their safety and well-being. We have proactively implemented extensive measures in response to COVID-19 throughout our business operations, including:

•
Required employees who are experiencing symptoms or have been in close contact with someone who has symptoms or have been exposed to the coronavirus to stay home;
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

Business Acquisitions

Our business acquisitions did not have a material impact on our financial position or results of operations. See Note 3 – Business Combinations to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding our business acquisitions.

Incremental Public Company Expenses

As a newly public company we will incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director compensation and director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. These costs will generally be included in SG&A in our condensed consolidated statements of operations.

Results of Operations

We derived our condensed consolidated statements of operations for the 13 weeks ended January 1, 2022 and January 2, 2021 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts).

	Three Months Ended
Statements of Operations data:	January 1, 2022	January 2, 2021
Sales	$184,824	$145,006
Cost of merchandise and services sold	117,508	93,291
Gross profit	67,316	51,715
Selling, general and administrative expenses	79,785	77,489
Operating loss	(12,469)	(25,774)
Other expense:
Interest expense	6,863	11,516
Loss on debt extinguishment	—	7,281
Other expenses, net	389	—
Total other expense	7,252	18,797
Loss before taxes	(19,721)	(44,571)
Income tax benefit	(5,270)	(14,314)
Net loss	$(14,451)	$(30,257)
Earnings per share
Basic	$(0.08)	$(0.17)
Diluted	$(0.08)	$(0.17)
Weighted average shares outstanding
Basic	188,507	176,990
Diluted	188,507	176,990

Percentage of Sales(1)	(%)	(%)
Sales	100.0	100.0
Cost of merchandise and services sold	63.6	64.3
Gross margin	36.4	35.7
Selling, general and administrative expenses	43.2	53.4
Operating loss	(6.7)	(17.8)
Other expense:
Interest expense	3.7	7.9
Loss on debt extinguishment	—	5.0
Other expenses, net	0.2	—
Total other expense	3.9	13.0
Loss before taxes	(10.7)	(30.7)
Income tax benefit	(2.9)	(9.9)
Net loss	(7.8)	(20.9)
Other Financial and Operations data:
Number of new and acquired locations	7	—
Number of locations open at end of period	959	936
Comparable sales growth(2)	20.5%	15.7%
Adjusted EBITDA(3)	$1,096	$(243)
Adjusted EBITDA as a percentage of sales(3)	0.6%	(0.2)%
Adjusted net loss(3)	$(10,916)	$(10,619)
Adjusted diluted earnings per share	$(0.06)	$(0.06)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to Adjusted net loss for the 13 weeks ended January 1, 2022 and January 2, 2021 (in thousands).

	Three Months Ended
	January 1, 2022	January 2, 2021
Net loss	$(14,451)	$(30,257)
Interest expense	6,863	11,516
Income tax benefit	(5,270)	(14,314)
Depreciation and amortization expense(1)	9,241	6,595
Management fees(2)	—	382
Equity-based compensation expense(3)	2,794	12,160
Loss on debt extinguishment(4)	—	7,281
Costs related to equity offerings(5)	389	8,152
Strategic initiative costs(6)	1,513	—
Executive transition costs and other(7)	17	(1,758)
Adjusted EBITDA	$1,096	$(243)

	Three Months Ended
	January 1, 2022	January 2, 2021
Net loss	$(14,451)	$(30,257)
Management fees(2)	—	382
Equity-based compensation expense(3)	2,794	12,160
Loss on debt extinguishment(4)	—	7,281
Costs related to equity offerings(5)	389	8,152
Strategic initiative costs(6)	1,513	—
Executive transition costs and other(7)	17	(1,758)
Tax effects of these adjustments(8)	(1,178)	(6,579)
Adjusted net loss	$(10,916)	$(10,619)

(1)
Includes depreciation related to our distribution centers and locations, which is reported in cost of merchandise and services sold in our condensed consolidated statements of operations.
(2)
Represents amounts paid or accrued in connection with our management services agreement, which was terminated upon the completion of our IPO in November 2020 and are reported in SG&A in our condensed consolidated statements of operations.
(3)
Represents charges related to equity-based compensation and the related Company payroll tax expense which are reported in SG&A in our condensed consolidated statements of operations.
(4)
Represents non-cash expense due to the write-off of deferred financing costs related to the repayment of our senior unsecured notes in fiscal 2021 and are reported in loss on debt extinguishment in our condensed consolidated statements of operations.
(5)
Includes one-time payments of contractual amounts incurred in connection with our IPO that was completed in November 2020 which are reported in SG&A, and costs incurred for follow-on equity offerings in December 2021 which are reported in other expenses, net in our condensed consolidated statements of operations.
(6)
Represents non-recurring costs, such as third-party consulting costs that are not part of our ongoing operations and are incurred to execute differentiated, project-based strategic initiatives, and are reported in SG&A in our condensed consolidated statements of operations.
(7)
Includes executive transition costs, losses (gains) on disposition of fixed assets and other non-recurring, non-cash or discrete items as determined by management. Amounts are reported in SG&A and other expenses, net in our condensed consolidated statements of operations.
(8)
Represents the tax effect of the total adjustments based on our actual statutory tax rate. Amounts are reported in income tax benefit in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales increased to $184.8 million for the three months ended January 1, 2022 from $145.0 million in the prior year period, an increase of $39.8 million, or 27.5%. The increase was primarily driven by higher comparable sales growth of $29.7 million, or 20.5%, and non-comparable sales growth of $10.1 million. The increase in comparable sales growth was driven by higher consumer demand and elevated retail price inflation in the core sanitizer and equipment product categories. Non-comparable sales growth was driven by acquisitions and new locations open for less than 52 weeks.

We believe that COVID-19 has accelerated secular trends in consumer behavior and has favorably impacted our sales. While the duration and effects of the COVID-19 pandemic are uncertain, we anticipate that the changes in consumer behavior will continue for the foreseeable future.

Gross Profit and Gross Margin

Gross profit increased to $67.3 million for the three months ended January 1, 2022 from $51.7 million in the prior year period, an increase of $15.6 million, or 30.2%. Gross margin increased to 36.4% compared to 35.7% in the prior year period, an increase of 70 basis points. The increase in gross profit was primarily due to product margin improvements and occupancy leverage, partially offset by business mix.

Selling, General and Administrative Expenses

SG&A increased to $79.8 million for the three months ended January 1, 2022 from $77.5 million in the prior year period, an increase of $2.3 million, or 3.0%. The increase in SG&A was primarily related to a $14.0 million increase associated with higher sales and our continued investments to support Company growth, a $2.6 million increase related to acquisitions completed after the end of the first quarter of fiscal 2021, a $1.8 million reduction in gain on sale of assets realized in the first quarter of fiscal 2021, and a $1.5 million increase related to strategic initiative costs incurred in the first quarter of fiscal 2022. These increases were offset by lower non-cash equity-based compensation costs of $9.4 million and certain one-time payments of contractual amounts of $8.2 million, as compared to the prior year period. These offsets were primarily incurred in connection with our IPO in the first quarter of fiscal 2021.

Total Other Expense

Total other expenses, net decreased to $7.3 million for the three months ended January 1, 2022 from $18.8 million in the prior year period, a decrease of $11.5 million. This decrease was primarily due to a $7.3 million non-cash loss on debt extinguishment related to the repayment of our senior unsecured notes during the three months ended January 1, 2021 and $4.7 million of lower interest expense related to the repayment of our senior unsecured notes with the proceeds of our IPO in November 2020.

Income Taxes

We recorded an income tax benefit of $5.3 million for the three months ended January 1, 2022 as compared to a $14.3 million income tax benefit in the prior year period, a decrease of $9.0 million. The decrease was primarily attributable to a lower pretax loss and the prior year reversal of a valuation allowance totaling $5.4 million.

The effective income tax rate was a benefit of 26.7% for the three months ended January 1, 2022 and includes net income tax benefits attributable to equity-based compensation awards. The effective income tax rate was a benefit of 32.1% for the three months ended January 2, 2021 and includes a release of the valuation allowance for our interest limitation carryforward and net income tax benefits attributable to equity-based compensation awards.

Net Loss and Earnings per Share

Net loss improved to $14.5 million for the three months ended January 1, 2022 from a net loss of $30.3 million in the prior year period, an improvement of $15.8 million. Diluted earnings per share improved to $(0.08) for the three months ended January 1, 2022 from $(0.17) in the prior year period, an improvement of $0.09.

Adjusted net loss decreased slightly to $10.9 million for the three months ended January 1, 2022 from an Adjusted net loss of $10.6 million in the prior year period, a decrease of $0.3 million. Adjusted diluted earnings per share was $(0.06) for the three months ended January 1, 2022, consistent with the prior year period.

Adjusted EBITDA

Adjusted EBITDA increased to $1.1 million for the three months ended January 1, 2022 from $(0.2) million in the prior year period, an increase of $1.3 million. This increase was due primarily to our increase in comparable sales and an improvement in gross margin.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowing availability under our ABL Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, debt service requirements and repurchases of shares of our common stock with internally generated cash on hand and through our ABL Credit Facility.

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $53.5 million, and $343.5 million as of January 1, 2022 and October 2, 2021, respectively. As of January 1, 2022 and October 2, 2021, we did not have any outstanding borrowings under our ABL Credit Facility.

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

Based on our growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and borrowing availability under our ABL Credit Facility will be adequate to finance our working capital requirements, planned capital expenditures, share repurchases, and debt service over the next 12 months. In the future, we may also allocate capital toward additional strategic acquisitions and share repurchases. If cash provided by operating activities and borrowings under our ABL Credit Facility are not sufficient or available to meet our capital requirements, then we may need to obtain additional equity or debt financing. There can be no assurance that equity or debt financing will be available to us if we need it or, if available, whether the terms will be satisfactory to us.

As of January 1, 2022, outstanding standby letters of credit totaled $9.0 million and, after considering borrowing base restrictions, we had $191.0 million of available borrowing capacity under the terms of the ABL Credit Facility. As of January 1, 2022, we were in compliance with the covenants under the ABL Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021
Net cash used in operating activities	$(125,559)	$(119,291)
Net cash used in investing activities	(10,527)	(302)
Net cash (used in) provided by financing activities	(154,071)	66,601
Net decrease in cash and cash equivalents	$(290,157)	$(52,992)

Cash Used in Operating Activities

Net cash used in operating activities increased to $125.6 million for the three months ended January 1, 2022 from $119.3 million in the prior year period, an increase of $6.3 million. This increase was primarily driven by changes in working capital related to the strategic investment in product inventories to meet heightened customer demand across product categories.

Cash Used in Investing Activities

Net cash used in investing activities increased to $10.5 million for the three months ended January 1, 2022 from $0.3 million in the prior year period, an increase of $10.2 million. This increase was primarily driven by a business acquisition of $5.1 million, higher purchases of property and equipment of $2.7 million and proceeds from the disposition of fixed assets in the prior year period of $2.4 million.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended January 1, 2022 of $154.1 million, was primarily related to the repurchase and retirement of common stock of $152.1 million, which includes offering costs, and the repayment of long-term debt of $2.0 million. Net cash provided by financing activities for the three months ended January 2, 2021 of $66.6 million, was primarily related to net proceeds raised during our IPO in November 2020 of $458.6 million, partially offset by a $396.1 million repayment of long term debt.

Share Repurchase Program

On December 3, 2021, the Board of Directors authorized a share repurchase program for up to an aggregate amount of $300 million of the Company's outstanding shares of common stock over a period of three years. The amount and timing of repurchases depends on a number of factors, including the Company's financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our management may deem relevant. The timing, volume and nature of repurchases, are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Shares may be repurchased from time to time on the open market, in privately negotiated transactions, or otherwise.

On December 16, 2021, the Company repurchased and retired 7.5 million shares of common stock at a price per share of $20.25. The Company paid $151.9 million ($152.1 million including offering costs) to fund the share repurchase using existing cash on hand. The Company accounted for the share repurchase and retirement under the cost method by deducting its par value from common stock, reducing additional paid-in-capital by $127.5 million using the share price when the stock was originally issued, and the remaining excess cost of $24.4 million increased retained deficit. As of January 1, 2022, $148.1 million remained available for future purchases under the program.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations outside the ordinary course of our business during the three months ended January 1, 2022.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP and the applicable rules and regulations of the SEC for interim reporting. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no material changes to our critical accounting policies and estimates during the 13 weeks ended January 1, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our borrowings include our ABL Credit Facility and Term Loan. Our ABL Credit Facility provides for revolving loans of up to $200.0 million, with a sub-commitment for issuance of letters of credit of $25.0 million. Because our borrowings bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of January 1, 2022, we had variable rate debt outstanding of $803.9 million under our Term Loan. No amounts were outstanding under our ABL Credit Facility as of January 1, 2022. Based on the outstanding variable rate loan balance for the Term Loan an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $8.0 million over the next 12 months. From time to time, we may enter into interest rate cap agreements to manage interest rate risk. Such agreements cap the borrowing rate on variable debt to provide a hedge against the risk of rising rates. As of January 1, 2022 we had no interest rate cap agreements.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 1, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of January 1, 2022, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 2, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth repurchases of our common stock under our $300 million share repurchase program during the three months ended January 1, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program
October 3, 2021 - October 30, 2021	—	$—	—	$—
October 31, 2021 - November 27, 2021	—	$—	—	$—
November 28, 2021 - January 1, 2022	7,500,000	$20.25	7,500,000	$148,125,000
(1)
All repurchases disclosed in this table were repurchased as part of our publicly announced share repurchase program.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1	Share Repurchase Agreement dated December 14, 2021 among Leslie’s, Inc. and the selling stockholders party thereto.	8-K	10.1	12/16/2021
10.2*	Leslie’s, Inc. Annual Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESLIE’S, INC.

Date: February 4, 2022	By:	/s/ Steven M. Weddell
Steven M. Weddell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)