Form 10-Q
period 2022-04-02
Leslie's, Inc.
filed 2022-05-06
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 02, 2022

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

As of May 2, 2022, the Registrant had 182,838,623 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Actual results or outcomes could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended October 2, 2021, and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	April 2, 2022	October 2, 2021	April 3, 2021
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$51,971	$343,498	$88,732
Accounts and other receivables, net	33,619	38,860	41,733
Inventories	345,046	198,789	277,860
Prepaid expenses and other current assets	41,240	20,564	40,001
Total current assets	471,876	601,711	448,326
Property and equipment, net	70,547	70,335	63,632
Operating lease right-of-use assets	208,531	212,284	181,581
Goodwill and other intangibles, net	146,865	129,020	127,851
Deferred tax assets	2,429	3,734	15,293
Other assets	29,947	25,148	20,632
Total assets	$930,195	$1,042,232	$857,315
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$268,475	$233,597	$262,266
Operating lease liabilities	61,612	61,071	55,395
Income taxes payable	—	6,945	—
Current portion of long-term debt	8,100	8,100	8,100
Total current liabilities	338,187	309,713	325,761
Operating lease liabilities, noncurrent	149,818	160,037	130,496
Revolving credit facility	45,000	—	—
Long-term debt, net	782,921	786,125	789,339
Other long-term liabilities	—	3,915	2,729
Total liabilities	1,315,926	1,259,790	1,248,325
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 182,784,211, 189,821,011, and 186,884,621 issued and outstanding as of April 2, 2022, October 2, 2021, and April 3, 2021, respectively.	183	190	187
Additional paid in capital	83,074	204,711	194,605
Retained deficit	(468,988)	(422,459)	(585,802)
Total stockholders’ deficit	(385,731)	(217,558)	(391,010)
Total liabilities and stockholders’ deficit	$930,195	$1,042,232	$857,315

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Sales	$228,072	$192,441	$412,896	$337,447
Cost of merchandise and services sold	142,443	120,758	259,951	214,049
Gross profit	85,629	71,683	152,945	123,398
Selling, general and administrative expenses	89,618	70,374	169,403	147,863
Operating (loss) income	(3,989)	1,309	(16,458)	(24,465)
Other expense:
Interest expense	6,949	8,126	13,812	19,642
Loss on debt extinguishment	—	1,888	—	9,169
Other expenses, net	161	1,057	550	1,057
Total other expense	7,110	11,071	14,362	29,868
Loss before taxes	(11,099)	(9,762)	(30,820)	(54,333)
Income tax benefit	(3,659)	(3,310)	(8,929)	(17,624)
Net loss	$(7,440)	$(6,452)	$(21,891)	$(36,709)
Earnings per share:
Basic	$(0.04)	$(0.03)	$(0.12)	$(0.20)
Diluted	$(0.04)	$(0.03)	$(0.12)	$(0.20)
Weighted average shares outstanding:
Basic	182,678	186,810	185,592	181,900
Diluted	182,678	186,810	185,592	181,900

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, January 2, 2021	186,619	$187	$192,753	$(579,350)	$(386,410)
Issuance of common stock upon initial public offering, net of offering costs	—	—	(99)	—	(99)
Issuance of common stock under the Plan	266	—	—	—	—
Equity-based compensation	—	—	1,951	—	1,951
Net loss	—	—	—	(6,452)	(6,452)
Balance, April 3, 2021	186,885	$187	$194,605	$(585,802)	$(391,010)

Balance, January 1, 2022	182,497	$182	$80,062	$(461,548)	$(381,304)
Issuance of common stock under the Plan	287	1	228	—	229
Equity-based compensation	—	—	2,784	—	2,784
Net loss	—	—	—	(7,440)	(7,440)
Balance, April 2, 2022	182,784	$183	$83,074	$(468,988)	$(385,731)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, October 3, 2020	156,500	$157	$(278,063)	$(549,093)	$(826,999)
Issuance of common stock upon initial public offering, net of offering costs	30,000	30	458,557	—	458,587
Issuance of common stock under the Plan	385	—	—	—	—
Equity-based compensation	—	—	14,111	—	14,111
Net loss	—	—	—	(36,709)	(36,709)
Balance, April 3, 2021	186,885	$187	$194,605	$(585,802)	$(391,010)

Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)
Issuance of common stock under the Plan	463	1	328	—	329
Equity-based compensation	—	—	5,535	—	5,535
Repurchase and retirement of common stock	(7,500)	(8)	(127,500)	(24,638)	(152,146)
Net loss	—	—	—	(21,891)	(21,891)
Balance, April 2, 2022	182,784	$183	$83,074	$(468,988)	$(385,731)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	April 2, 2022	April 3, 2021
Operating Activities
Net loss	$(21,891)	$(36,709)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,817	12,858
Equity-based compensation	5,535	14,111
Amortization of deferred financing costs and debt discounts	986	1,134
Provision for doubtful accounts	418	64
Deferred income taxes	1,305	(8,711)
Loss (gain) on disposition of assets	118	(1,753)
Loss on debt extinguishment	—	9,169
Changes in operating assets and liabilities:
Accounts and other receivables	4,823	(10,316)
Inventories	(132,358)	(127,814)
Prepaid expenses and other current assets	(20,306)	(17,095)
Other assets	(4,922)	(6,150)
Accounts payable and accrued expenses	26,588	64,007
Income taxes payable	(6,945)	(1,857)
Operating lease assets and liabilities, net	(5,925)	(2,728)
Net cash used in operating activities	(136,757)	(111,790)
Investing Activities
Purchases of property and equipment	(14,322)	(9,490)
Business acquisitions, net of cash acquired	(29,988)	(6,040)
Proceeds from disposition of fixed assets	407	2,404
Net cash used in investing activities	(43,903)	(13,126)
Financing Activities
Borrowings on revolving credit facility	45,000	—
Repayment of long-term debt	(4,050)	(392,085)
Issuance of long-term debt	—	907
Payment of deferred financing costs	—	(9,562)
Proceeds from options exercised	329	—
Repurchase and retirement of common stock	(152,146)	—
Proceeds from issuance of common stock upon initial public offering, net	—	458,587
Net cash (used in) provided by financing activities	(110,867)	57,847
Net decrease in cash and cash equivalents	(291,527)	(67,069)
Cash and cash equivalents, beginning of period	343,498	155,801
Cash and cash equivalents, end of period	$51,971	$88,732
Supplemental Information:
Interest	$13,325	$27,081
Income taxes, net of refunds received	7,358	3,998

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, and cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 965 company-operated locations in 38 states and e-commerce websites.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying interim condensed consolidated financial statements following United States generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The interim condensed consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. These interim condensed consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended October 2, 2021.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended April 2, 2022 and the three months ended April 3, 2021 refer to the 13 weeks ended April 2, 2022 and April 3, 2021, respectively. References to the six months ended April 2, 2022 and the six months ended April 3, 2021 refer to the 26 weeks ended April 2, 2022 and April 3, 2021, respectively.

Use of Estimates

To prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates relate to sales returns, inventory obsolescence reserves, lease assumptions, vendor rebate programs, income taxes, self-insurance, valuation of intangible assets and goodwill, and intangible asset impairment evaluations. We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

Prior Period Reclassifications

Reclassifications of certain immaterial prior period amounts have been made to conform to current period presentation.

Fair Value Measurements

We use fair value measurements to record fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value.

As of April 2, 2022 and October 2, 2021, we held no assets that are required to be measured at fair value on a recurring basis.

The fair value of our amended and restated term loan credit agreement (“Term Loan”) due in 2028 (see Note 9—Long-Term Debt, Net) was determined to be $790.9 million and $802.9 million as of April 2, 2022 and October 2, 2021, respectively. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term maturity of these instruments.

There were no transfers between levels in the fair value hierarchy during the three and six months ended April 2, 2022 and April 3, 2021, respectively.

Seasonality

Our business is highly seasonal. In general, sales and earnings are highest during our third and fourth fiscal quarters, being April through September, and represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries and interim reporting that are present within existing GAAP rules. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. We adopted ASU 2019-12 as of October 3, 2021, (as of the beginning of the current annual period) and its adoption did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which includes certain amendments to improve, simplify, and provide consistency for recognition and measurement of acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments require that an acquirer recognize and measure such contract assets and contract liabilities under Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The amendments also allow for election of certain practical expedients, which are applied on an acquisition-by-acquisition basis. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including for any interim period, and if elected, the amendments are applied retrospectively for any acquisitions that occurred in the fiscal year of interim adoption. We adopted ASU 2021-08 during the second quarter of fiscal 2022 and its adoption did not have a material impact on our consolidated financial statements.

Note 3—Business Combinations

The following acquisitions did not have a material impact on our financial position or results of operations. Our condensed consolidated financial statements include the results of operations of these acquisitions from the date of acquisition. The total purchase consideration was allocated to the tangible and intangible assets acquired and the liabilities assumed at their estimated fair values as of each acquisition date, with the excess recorded to goodwill. The goodwill resulting from these acquisitions is expected to be deductible for income tax purposes. During the measurement periods, which will not exceed one year from each closing, we will continue to obtain information to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.

Fiscal 2022 Acquisitions

During the six months ended April 2, 2022, we acquired two businesses for an aggregate purchase price of $30.0 million. These acquisitions expanded our pool and spa footprint and added 14 new retail locations. We are in the process of obtaining third-party valuations of certain intangible assets and inventories; thus, the provisional measurement of inventories, intangible assets and goodwill are subject to change. The following table sets forth the preliminary allocation of these acquisitions in the aggregate (in thousands):

Total purchase consideration, net of cash acquired	$29,988
Less fair value of assets acquired and liabilities assumed:
Inventory	13,899
Intangibles	2,000
Other assets and liabilities, net	(1,644)
Total assets acquired, net of liabilities assumed	14,255
Goodwill	$15,733

Fiscal 2021 Acquisitions

In fiscal 2021, we completed three acquisitions of retailers of supplies and services for hot tubs and swim spas with eight locations. During the six months ended April 2, 2022, we recorded measurement period adjustments resulting in an increase in goodwill of $1.5 million related to these acquisitions. The purchase accounting for two of the three acquisitions is complete.

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	April 2, 2022	October 2, 2021	April 3, 2021
Balance at beginning of the period	$101,114	$93,295	$93,295
Acquisitions	15,733	7,819	4,397
Measurement period adjustments	1,475	—	—
Balance at the end of the period	$118,322	$101,114	$97,692

Other Intangible Assets

Other intangible assets consisted of the following as of April 2, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.2	$7,940	$(5,350)	$2,590
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.0	8,683	(7,276)	1,407
Consumer relationships	6.1	19,000	(12,513)	6,487
Other intangibles	6.7	6,620	(6,311)	309
Total		$59,993	$(31,450)	$28,543

Other intangible assets consisted of the following as of October 2, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	6.6	$5,940	$(5,274)	$666
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.5	8,633	(7,123)	1,510
Consumer relationships	6.4	19,000	(11,688)	7,312
Other intangibles	7.0	6,620	(5,952)	668
Total		$57,943	$(30,037)	$27,906

Other intangible assets consisted of the following as of April 3, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	3.1	$5,540	$(5,195)	$345
Trade name and trademarks (indefinite life)	Indefinite	18,550	—	18,550
Non-compete agreements	8.9	9,833	(7,014)	2,819
Consumer relationships	6.5	18,500	(10,853)	7,647
Other intangibles	7.3	5,303	(4,505)	798
Total		$57,726	$(27,567)	$30,159

Amortization expense was $0.1 million and $0.5 million for the three months ended April 2, 2022, and April 3, 2021, respectively. Amortization expense was $1.4 million and $1.0 million for the six months ended April 2, 2022, and April 3, 2021, respectively. No impairment of goodwill or other intangible assets was recorded during the three and six months ended April 2, 2022, and April 3, 2021, respectively.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of April 2, 2022 (in thousands):

Amount
Remainder of fiscal 2022	$1,174
2023	2,123
2024	1,485
2025	1,388
2026	1,142
Thereafter	3,481
Total	$10,793

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	April 2, 2022	October 2, 2021	April 3, 2021
Vendor and other rebates receivable	$20,519	$23,222	$29,288
Customer receivables	12,193	13,473	10,464
Other receivables	1,932	4,621	2,545
Allowance for doubtful accounts	(1,025)	(2,456)	(564)
Total	$33,619	$38,860	$41,733

Note 6—Inventories

Inventories consisted of the following (in thousands):

	April 2, 2022	October 2, 2021	April 3, 2021
Raw materials	$9,595	$4,244	$4,274
Finished goods	335,451	194,545	273,586
Total	$345,046	$198,789	$277,860

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 2, 2022	October 2, 2021	April 3, 2021
Prepaid expenses	$21,209	$12,814	$23,809
Income taxes receivable	10,555	—	11,054
Other current assets	9,476	7,750	5,138
Total	$41,240	$20,564	$40,001

Note 8—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	April 2,2022	October 2, 2021	April 3, 2021
Accounts payable	$160,909	$100,960	$181,524
Accrued payroll and employee benefits	20,050	40,071	20,492
Customer deposits	16,874	19,861	16,288
Interest	4,293	4,898	524
Inventory related accruals	15,072	12,444	10,544
Loyalty and deferred revenue	8,727	6,685	2,835
Sales taxes	11,807	13,975	11,741
Self-insurance reserves	11,182	7,679	5,039
Other accrued liabilities	19,561	27,024	13,279
Total	$268,475	$233,597	$262,266

As of April 2, 2022 and October 2, 2021 there were capital expenditures included in other accrued liabilities of $2.0 million and $1.5 million, respectively. As of April 3, 2021 there were no capital expenditures included in other accrued liabilities.

Note 9—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		April 2, 2022	October 2, 2021	April 3, 2021
Term Loan—due on March 9, 2028	3.02%	(2)	$801,900	$805,950	$810,000
Revolving Credit Facility	1.25%	(3)	45,000	—	—
Total long-term debt			846,900	805,950	810,000
Less: current portion of long-term debt			(8,100)	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			(45,000)	—	—
Less: unamortized discount			(3,046)	(3,285)	(3,519)
Less: deferred financing charges			(7,833)	(8,440)	(9,042)
Total long-term debt, net			$782,921	$786,125	$789,339

(1)
Effective interest rates as of April 2, 2022.
(2)
Carries interest at a specified margin over LIBOR between 2.50% and 2.75% with a minimum LIBOR of 0.50%.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Eurodollar Rate loans.

Term Loan

In March 2021, we entered into an amendment to our Term Loan. The amended Term Loan provides for an $810.0 million secured term loan facility with a maturity date of March 9, 2028. Borrowings under the Term Loan have an initial applicable rate, at our option of, (i) 2.75% for loans that are LIBOR loans and (ii) 1.75% of loans that are ABR loans. The applicable rate of the Term Loan is based on our first lien leverage ratio as follows: (a) if the first lien leverage ratio is greater than 2.75 to 1.00, the applicable rate will be 2.75% for LIBOR loans and 1.75% for ABR loans and (b) the first lien leverage ratio is less than or equal to 2.75 to 1.00, the applicable rate will be 2.50% for LIBOR loans and 1.50% for ABR loans. For LIBOR loans, the loans will bear interest at the adjusted LIBOR rate plus the applicable rate, where the adjusted LIBOR rate will not be less than 0.50%. As a result of the amendment during the three months ended April 3, 2021, we recognized a $1.9 million loss on debt extinguishment on our condensed consolidated statements of operations.

Revolving Credit Facility

In April 2021, we entered into Amendment No. 5 to our $200.0 million credit facility (the “Revolving Credit Facility”) maturing on August 13, 2025 (the “Amendment”). The Amendment has (i) an applicable margin on the Base Rate loans with a range of 0.25% to 0.75%, (ii) an applicable margin on the Eurodollar Rate loans with a range of 1.25% to 1.75%, (iii) a LIBOR floor of 0%, and (iv) a commitment fee rate of 0.25%.

We are also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment, and negotiation fees. As of April 2, 2022, we had $45.0 million outstanding on the Revolving Credit Facility. As of October 2, 2021 and April 3, 2021, no amounts were outstanding on the Revolving Credit Facility, respectively. The amount available was reduced by $10.0 million of existing standby letters of credit as of April 2, 2022. Subsequent to April 2, 2022, we repaid the outstanding balance on the Revolving Credit Facility of $45.0 million.

Senior Unsecured Notes

The senior unsecured notes principal of $390.0 million was paid in full on November 3, 2020, resulting in a loss on debt extinguishment of $7.3 million on our condensed consolidated statements of operations for the six months ended April 3, 2021, respectively.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan and the Revolving Credit Facility do not require us to comply with any financial covenants. The Term Loan and Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default had occurred as of April 2, 2022, October 2, 2021, or April 3, 2021.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of April 2, 2022 (in thousands):

Amount
Remainder of fiscal 2022	$4,050
2023	8,100
2024	6,075
2025	55,125
2026	8,100
Thereafter	765,450
Total	$846,900

Note 10—Income Taxes

Our effective income tax rate was a benefit of 29.0% for the six months ended April 2, 2022, compared to a benefit of 32.4% for the six months ended April 3, 2021. The difference between the statutory rate and our effective rate for the six months ended April 2, 2022, was primarily attributable to state taxes. The difference between the statutory rate and our effective rate for the six months ended April 3, 2021, was primarily attributable to a reduction in the valuation allowance for our interest limitation carryforward and state taxes. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

Note 11—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect to our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of April 2, 2022, October 2, 2021, and April 3, 2021, respectively.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of April 2, 2022 and October 2, 2021. We had standby letters of credit outstanding in the amounts of $10.0 million as of April 2, 2022 for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Note 12—Related Party Transactions

In February 2017, we entered into a management services agreement with our private equity sponsors in connection with our acquisition in February 2017. The management services agreement provided that we pay an annual fee for management and advisory services to us and our affiliates, including general management consulting services, support and analysis with respect to financing alternatives and strategic planning functions. The management services agreement terminated in October 2020 in connection with the completion of our initial public offering (“IPO”). During the six months ended April 3, 2021, we paid or accrued management fees in the amount of $0.4 million.

On December 14, 2021, the Company entered into a share repurchase agreement with Bubbles Investor Aggregator, L.P. and Explorer Investment Pte. Ltd. (together, the “Selling Stockholders”), each a greater than 5% beneficial owner of the Company’s common stock, providing for the repurchase by the Company from the Selling Stockholders of an aggregate of 7.5 million shares of common stock, conditioned on the closing of a contemporaneous secondary public offering (the “Offering”). The price per share of repurchased common stock paid by the Company was $20.25, which represents the per share price at which shares of common stock were sold to the public in the Offering less the underwriting discount. The repurchase transaction closed on December 16, 2021. See Note 13—Share Repurchase Program for detailed information regarding the repurchase program.

Note 13—Share Repurchase Program

On December 3, 2021, the Board of Directors authorized a share repurchase program for up to an aggregate amount of $300 million of the Company’s outstanding shares of common stock over a period of three years. The amount and timing of repurchases depends on a number of factors, including the Company’s financial condition, capital requirements, cash flows, results of operations, future business prospects, and other factors our management may deem relevant. The timing, volume, and nature of repurchases, are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. Shares may be repurchased from time to time on the open market, in privately negotiated transactions, or otherwise.

On December 16, 2021, the Company repurchased and retired 7.5 million shares of common stock at a price per share of $20.25. The Company paid $151.9 million ($152.1 million including offering costs) to fund the share repurchase using existing cash on hand. The Company accounted for the share repurchase and retirement under the cost method by deducting its par value from common stock, reducing additional paid-in-capital by $127.5 million using the share price when the stock was originally issued, and the remaining excess cost of $24.4 million increased retained deficit. As of April 2, 2022, $148.1 million remained available for future purchases under the program.

The following table presents information about our repurchases of common stock (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Total number of shares repurchased	—	—	7,500	—
Total amount paid for shares repurchased	$—	$—	$151,875	$—

Note 14—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards such as stock options to purchase Leslie’s common stock (each, a “Stock Option”) and restricted stock units (“RSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives and eligible employees of the Company. Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements (“Service Stock Option”) and performance-based Stock Options that vest upon satisfaction of a performance-based requirement (“Performance Stock Options”). RSUs consist of grants that vest ratably upon the satisfaction of time-based requirements (“Service RSU”) and performance-based RSUs that vest upon satisfaction of performance-based requirements (“Performance RSU”). In each case, vesting of the Company’s outstanding and unvested Stock Options and RSUs is contingent upon the holder’s continued service through the date of each applicable vesting event. As of April 2, 2022, we had approximately 7.5 million shares of common stock available for future grants under the Plan.

As of April 2, 2022, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $34.8 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Stock Options

The following tables summarizes our Stock Option activity under the Plan during the six months ended (in thousands, except per share amounts):

	April 2, 2022
	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	4,877	$18.22
Granted	—	—
Exercised	(19)	17.00
Forfeited	(334)	18.33
Balance, Ending	4,524	$18.22

Vested as of April 2, 2022(1)	1,363	$17.71
(1)
Includes 550,736 stock options that were subject to the Company’s achievement of the fiscal 2021 net income target which was deemed to have been met during the six months ended April 2, 2022.

As of April 2, 2022
Aggregate intrinsic value of options outstanding	$12,009
Unamortized value of unvested stock options	$12,122
Weighted average period (years) that expense is expected to be recognized	2.1
Weighted average remaining contractual life (years) for options outstanding	9.0

Restricted Stock Units

The following table summarizes our RSU activity under the Plan during the six months ended (in thousands, except per share amounts):

	April 2, 2022
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	3,135	$6.90
Granted	455	19.94
Vested	(444)	4.13
Forfeited	(276)	6.76
Balance, Ending	2,870	$9.41

As of April 2, 2022
Unamortized value of unvested RSUs	$22,701
Weighted average period (years) expense is expected to be recognized	3.2

During the three and six months ended April 2, 2022, equity-based compensation expense was $2.9 million and $5.7 million, respectively, and includes Company related payroll tax expense. During the three months ended April 3, 2021, equity-based compensation expense was $2.0 million. During the six months ended April 3, 2021, equity-based compensation expense was $14.1 million and was primarily due to the vesting of performance-based equity units as a result of the Company’s IPO. These costs are reported in selling, general and administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 15—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Numerator:
Net loss	$(7,440)	$(6,452)	$(21,891)	$(36,709)
Denominator:
Weighted average shares outstanding - basic	182,678	186,810	185,592	181,900
Effect of dilutive securities:
Stock options	—	—	—	—
RSUs	—	—	—	—
Weighted average shares outstanding - diluted	182,678	186,810	185,592	181,900

Basic earnings per share	$(0.04)	$(0.03)	$(0.12)	$(0.20)
Diluted earnings per share	$(0.04)	$(0.03)	$(0.12)	$(0.20)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Stock options	811	760	860	437
RSUs	2,467	5,505	2,652	4,673
Total	3,278	6,265	3,512	5,110

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which is subject to risks, uncertainties, and other factors described in Part l, Item 1A,“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021, and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. References to fiscal 2022 refer to the fiscal year ended October 1, 2022. Fiscal 2022 included 52 weeks of operations.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $14 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 965 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

We operate primarily in the pool and spa aftermarket industry, which is one of the most fundamentally attractive consumer categories given its scale, predictability, and growth outlook. We have a highly predictable, recurring revenue model, as evidenced by our 58 consecutive years of sales growth. Approximately 80% of our assortment is comprised of non-discretionary products essential to the care of residential and commercial pools and spas. Our assortment includes chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products. We also offer important essential services, such as equipment installation and repair for residential consumers and professional pool operators. Consumers receive the benefit of extended vendor warranties on purchased products from our locations and on installations or repairs from our certified in-field technicians. We offer complimentary, commercial-grade in-store water testing and analysis via our proprietary AccuBlue® system, which increases consumer engagement, conversion, basket size, and loyalty, resulting in higher lifetime value. Our water treatment expertise is powered by data and intelligence accumulated from the millions of water tests we have performed over the years, positioning us as the most trusted water treatment service provider in the industry. Due to the non-discretionary nature of our products and services, our business has historically delivered strong, uninterrupted growth and profitability in all market environments, including through the Great Recession and the COVID-19 pandemic.

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

Sales

We offer a broad range of products that consists of regularly purchased, non-discretionary pool and spa maintenance items such as chemicals, equipment, cleaning accessories and parts, as well as installation and repair services for pool and spa equipment. Our offering of proprietary, owned and third-party brands across diverse product categories drives sales growth by attracting new consumers and encouraging repeat visits from our existing consumers. Revenue from merchandise sales at retail locations is recognized at the point of sale, revenue from services is recognized when the services are rendered, and revenue from e-commerce merchandise sales is generally recognized upon shipment of the merchandise. Revenue is recorded net of related discounts and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operator customers are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Sales are impacted by product mix and availability, as well as promotional and competitive activities and the spending habits of our consumers. Growth of our sales is primarily driven by comparable sales growth and expansion of our locations in existing and new markets.

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

We consider a new or acquired location comparable in the first full month after it has completed 52 weeks of sales. Closed locations become non-comparable during their last partial month of operation. Locations that are relocated are considered comparable at the time the relocation is complete. Comparable sales is not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies.

The number of new locations reflects the number of locations opened during a particular reporting period. New locations require an initial capital investment in location build-outs, fixtures, and equipment, which we amortize over time as well as cash required for inventory.

As of April 2, 2022, we operated 965 retail locations in 38 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Selling, General and Administrative Expenses

Our SG&A includes selling and operating expenses across our retail locations, digital platform, and corporate-level general and administrative expenses. Selling and operating expenses at retail locations include payroll, bonus and benefit costs for personnel, supplies, and credit and debit card processing costs. Corporate expenses include payroll, bonus, and benefit costs for our corporate and field support functions, equity-based compensation, marketing and advertising, insurance, utilities, occupancy costs related to our corporate office facilities, professional services, and depreciation and amortization for all assets, except those related to our retail locations and distribution operations, which are included in cost of merchandise and services sold. Selling and operating expenses generally vary proportionately with sales and the change in the number of locations. In contrast, general and administrative expenses are generally not directly proportional to sales and the change in the number of locations but are expected to increase over time to support our growth and public company obligations. The components of our SG&A may not be comparable to the components of similar measures of other companies.

Operating Income (Loss)

Operating income (loss) is gross profit less SG&A. Operating income (loss) excludes interest expense, loss on debt extinguishment, income tax expense (benefit), and other expenses, net. We use operating income (loss) as an indicator of the productivity of our business and our ability to manage expenses.

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest (including amortization of debt issuance costs), taxes, depreciation and amortization, management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, strategic project costs, executive transition costs, loss (gain) on disposition of assets, mark-to-market on interest rate cap, and other non-recurring, non-cash or discrete items. Adjusted EBITDA is a key measure used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other companies using similar measures.

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

Adjusted net income (loss) is defined as net income (loss) adjusted to exclude management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, strategic project costs, executive transition costs, loss (gain) on disposition of assets, mark-to-market on interest rate cap, and other non-recurring, non-cash or discrete items. Adjusted diluted earnings per share is defined as Adjusted net income (loss) divided by the diluted weighted average number of common shares outstanding.

Factors Affecting the Comparability of our Results of Operations

Our reported results have been affected by, among other events, the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of COVID-19

We continue to closely monitor the ongoing impact of COVID-19 on all aspects of our business and in all of our locations. Closures and restrictions did not have a material impact on our performance during the 13 weeks ended April 2, 2022 and April 3, 2021, respectively. We remain committed to supporting federal, state, and local mandates to prevent the spread of COVID-19 while we operate our business and to do our part in protecting public health.

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
•
Executed remote workforce plan for associates in our corporate offices. Effective October 2021, all corporate office employees returned to work at the corporate office on a hybrid schedule; and
•
Effective October 2021, enacted a vaccination policy requiring certain employees to provide proof of vaccination or receive a religious or medical exemption. The vaccination policy currently applies to all corporate office employees.

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

Business Acquisitions

Our business acquisitions did not have a material impact on our financial position or results of operations. See Note 3—Business Combinations to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding our business acquisitions.

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

Results of Operations

We derived our condensed consolidated statements of operations for the 13- and 26- weeks ended April 2, 2022 and April 3, 2021 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
Statements of Operations data:	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Sales	$228,072	$192,441	$412,896	$337,447
Cost of merchandise and services sold	142,443	120,758	259,951	214,049
Gross profit	85,629	71,683	152,945	123,398
Selling, general and administrative expenses	89,618	70,374	169,403	147,863
Operating (loss) income	(3,989)	1,309	(16,458)	(24,465)
Other expense:
Interest expense	6,949	8,126	13,812	19,642
Loss on debt extinguishment	—	1,888	—	9,169
Other expenses, net	161	1,057	550	1,057
Total other expense	7,110	11,071	14,362	29,868
Loss before taxes	(11,099)	(9,762)	(30,820)	(54,333)
Income tax benefit	(3,659)	(3,310)	(8,929)	(17,624)
Net loss	$(7,440)	$(6,452)	$(21,891)	$(36,709)
Earnings per share
Basic	$(0.04)	$(0.03)	$(0.12)	$(0.20)
Diluted	$(0.04)	$(0.03)	$(0.12)	$(0.20)
Weighted average shares outstanding
Basic	182,678	186,810	185,592	181,900
Diluted	182,678	186,810	185,592	181,900

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	62.5	62.8	63.0	63.4
Gross margin	37.5	37.2	37.0	36.6
Selling, general and administrative expenses	39.3	36.6	41.0	43.8
Operating (loss) income	(1.7)	0.7	(4.0)	(7.3)
Other expense:
Interest expense	3.0	4.2	3.3	5.8
Loss on debt extinguishment	—	1.0	—	2.7
Other expenses, net	0.1	0.5	0.1	0.3
Total other expense	3.1	5.8	3.5	8.9
Loss before taxes	(4.9)	(5.1)	(7.5)	(16.1)
Income tax benefit	(1.6)	(1.7)	(2.2)	(5.2)
Net loss	(3.3)	(3.4)	(5.3)	(10.9)
Other Financial and Operations data:
Number of new and acquired locations, net	6	4	13	4
Number of locations open at end of period	965	940	965	940
Comparable sales growth(2)	13.3%	51.3%	16.4%	33.7%
Adjusted EBITDA(3)	$8,696	$9,528	$9,792	$9,285
Adjusted EBITDA as a percentage of sales(3)	3.8%	5.0%	2.4%	2.8%
Adjusted net loss(3)	$(2,738)	$(2,781)	$(13,654)	$(13,400)
Adjusted diluted earnings per share	$(0.01)	$(0.01)	$(0.07)	$(0.07)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to Adjusted net loss for the 13 and 26 weeks ended April 2, 2022 and April 3, 2021, respectively (in thousands).

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net loss	$(7,440)	$(6,452)	$(21,891)	$(36,709)
Interest expense	6,949	8,126	13,812	19,642
Income tax benefit	(3,659)	(3,310)	(8,929)	(17,624)
Depreciation and amortization expense(1)	6,576	6,263	15,817	12,858
Management fees(2)	—	—	—	382
Equity-based compensation expense(3)	2,918	1,951	5,712	14,111
Loss on debt extinguishment(4)	—	1,888	—	9,169
Costs related to equity offerings(5)	161	1,057	550	9,209
Strategic project costs(6)	2,274	—	3,787	—
Executive transition costs and other(7)	917	5	934	(1,753)
Adjusted EBITDA	$8,696	$9,528	$9,792	$9,285

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net loss	$(7,440)	$(6,452)	$(21,891)	$(36,709)
Management fees(2)	—	—	—	382
Equity-based compensation expense(3)	2,918	1,951	5,712	14,111
Loss on debt extinguishment(4)	—	1,888	—	9,169
Costs related to equity offerings(5)	161	1,057	550	9,209
Strategic project costs(6)	2,274	—	3,787	—
Executive transition costs and other(7)	917	5	934	(1,753)
Tax effects of these adjustments(8)	(1,568)	(1,230)	(2,746)	(7,809)
Adjusted net loss	$(2,738)	$(2,781)	$(13,654)	$(13,400)

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
(4)
Represents non-cash expense due to the write-off of deferred financing costs related to the Term Loan modification during the three months ended April 3, 2021 and the repayment of our senior unsecured notes during the six months ended April 3, 2021 which are reported in loss on debt extinguishment in our condensed consolidated statements of operations.
(5)
Includes one-time payments of contractual amounts incurred in connection with our IPO that was completed in November 2020 which are reported in SG&A, and costs incurred for follow-on equity offerings in December 2021 which are reported in other expenses, net in our condensed consolidated statements of operations.
(6)
Represents non-recurring costs, such as third-party consulting costs that are not part of our ongoing operations and are incurred to execute differentiated, strategic projects, and are reported in SG&A in our condensed consolidated statements of operations.
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

Selected Financial Information

Sales

Sales increased to $228.1 million for the three months ended April 2, 2022, from $192.4 million in the prior year period, an increase of $35.7 million, or 18.5%. The increase was primarily driven by higher comparable sales growth of $25.5 million, or 13.3% in the current year period as well as non-comparable sales growth driven by acquisitions and new locations open for less than 52 weeks.

Sales increased to $412.9 million for the six months ended April 2, 2022, from $337.4 million in the prior year period, an increase of $75.5 million, or 22.4%. The increase was primarily driven by higher comparable sales growth of $55.2 million, or 16.4% in the current year period as well as non-comparable sales growth driven by acquisitions and new locations open for less than 52 weeks

We believe that COVID-19 has accelerated secular trends in consumer behavior and has favorably impacted our sales. While the duration and effects of the COVID-19 pandemic are uncertain, we anticipate that the changes in consumer behavior will continue for the foreseeable future.

Gross Profit and Gross Margin

Gross profit increased to $85.6 million for the three months ended April 2, 2022 from $71.7 million in the prior year period, an increase of $13.9 million, or 19.5%. Gross margin increased to 37.5% compared to 37.2% in the prior year period, an increase of 30 basis points.

Gross profit increased to $152.9 million for the six months ended April 2, 2022 from $123.4 million in the prior year period, an increase of $29.5 million, or 23.9%. Gross margin increased to 37.0% compared to 36.6% in the prior year period, an increase of 40 basis points.

These increases in gross profit were primarily due to product margin improvements and occupancy leverage, partially offset by business mix.

Selling, General and Administrative Expenses

SG&A increased to $89.6 million for the three months ended April 2, 2022 from $70.4 million in the prior year period, an increase of $19.2 million, or 27.3%. This increase in SG&A was primarily related to a $15.2 million increase associated with higher sales, M&A, and other investments to support Company growth, a $3.0 million increase primarily related to strategic project costs incurred in the second quarter of fiscal 2022, and higher non-cash equity-based compensation expense of $1.0 million.

SG&A increased to $169.4 million for the six months ended April 2, 2022 from $147.9 million in the prior year period, an increase of $21.5 million, or 14.6%. This increase in SG&A was primarily related to a $31.7 million increase associated with higher sales, M&A, and other investments to support Company growth, a $2.6 million reduction primarily in gain on sale of assets realized in the first half of fiscal 2021, and a $3.8 million increase related to strategic project costs incurred in the first half of fiscal 2022. This increase was offset by lower non-cash equity-based compensation costs of $8.4 million and certain one-time payments of contractual amounts of $8.2 million, as compared to the prior year period. These offsets were primarily incurred in connection with our IPO in the first half of fiscal 2021.

Total Other Expense

Total other expenses decreased to $7.1 million for the three months ended April 2, 2022 from $11.1 million in the prior year period, a decrease of $4.0 million. Total other expenses decreased to $14.4 million for the six months ended April 2, 2022 from $29.9 million in the prior year period, a decrease of $15.5 million.

These decreases were primarily driven by $1.9 million and $9.2 million of non-cash loss on debt extinguishment related to the refinancing of the Term Loan and repayment of our senior unsecured notes during the three and six months ended April 2, 2021, respectively, and lower interest expenses related to the repayment of our senior unsecured notes with the proceeds of our IPO in November 2020 of $1.2 million and $5.8 million, respectively.

Income Taxes

Income tax benefit increased to $3.7 million for the three months ended April 2, 2022 from $3.3 million in the prior year period, an increase of $0.4 million. Income tax benefit decreased to $8.9 million for the six months ended April 2, 2022, from $17.6 million in the prior year period, a decrease of $8.7 million.

The effective income tax rate was a benefit of 33.0% and 29.0% for the three and six months ended April 2, 2022, respectively, and includes the net income tax benefits attributable to equity-based compensation awards and research and development credits. The effective income tax rate was 33.9% and 32.4% for the three and six months ended April 3, 2021, respectively, and includes a decrease in the valuation allowance for our interest limitation carryforward and net income tax benefits attributable to equity-based compensation awards.

Net Loss and Earnings per Share

Net loss was $7.4 million for the three months ended April 2, 2022 compared to a net loss of $6.5 million in the prior year period. Net loss decreased to $21.9 million for the six months ended April 2, 2022 compared to a net loss of $36.7 million in the prior year period, an improvement of $14.8 million.

Diluted earnings per share was $(0.04) for the three months ended April 2, 2022 compared to $(0.03) in the prior year period. Diluted earnings per share improved to $(0.12) for the six months ended April 2, 2022 from $(0.20) in the prior year period.

Adjusted net loss improved slightly to $2.7 million for the three months ended April 2, 2022 compared to an Adjusted net loss of $2.8 million in the prior year period. Adjusted net loss was $13.7 million for the six months ended April 2, 2022 compared to an Adjusted net loss of $13.4 million in the prior year period.

Adjusted diluted earnings per share of $(0.01) and $(0.07) for the three and six months ended April 2, 2022 remained consistent with the prior year periods.

Adjusted EBITDA

Adjusted EBITDA was $8.7 million for the three months ended April 2, 2022 compared to $9.5 million in the prior year period, a decrease of $0.8 million. Adjusted EBITDA increased to $9.8 million for the six months ended April 2, 2022 compared to $9.3 million in the prior year period, an increase of $0.5 million.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and earnings are highest during the third and fourth fiscal quarters, which include April through September, and represent the peak months of swimming pool use. In fiscal 2021, we generated 75% of our sales and 97% of our Adjusted EBITDA in the third and fourth quarters of our fiscal year. Sales are substantially lower during our first and second fiscal quarters. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital, and capital expenditures related to new locations and other growth initiatives. While these investments drive performance during the primary selling season in our third and fourth fiscal quarters, they have a negative impact during our first and second fiscal quarters.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowing availability under our Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, debt service requirements and repurchases of shares of our common stock with internally generated cash on hand and through our Revolving Credit Facility.

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $52.0 million and $343.5 million as of April 2, 2022 and October 2, 2021, respectively. As of April 2, 2022, we had $45.0 million outstanding on our Revolving Credit Facility as compared to $0 as of October 2, 2021. Subsequent to April 2, 2022, we repaid the outstanding balance of $45.0 million on the Revolving Credit Facility.

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

Based on our growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and borrowing availability under our Revolving Credit Facility will be adequate to finance our working capital requirements, planned capital expenditures, share repurchases, and debt service over the next 12 months. In the future, we may also allocate capital toward additional strategic acquisitions and share repurchases. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we may need to obtain additional equity or debt financing. There can be no assurance that equity or debt financing will be available to us if we need it or, if available, whether the terms will be satisfactory to us.

As of April 2, 2022, outstanding standby letters of credit totaled $10.0 million and, after considering borrowing base restrictions, we had $145.0 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of April 2, 2022, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Six Months Ended
	April 2, 2022	April 3, 2021
Net cash used in operating activities	$(136,757)	$(111,790)
Net cash used in investing activities	(43,903)	(13,126)
Net cash (used in) provided by financing activities	(110,867)	57,847
Net decrease in cash and cash equivalents	$(291,527)	$(67,069)

Cash Used in Operating Activities

Net cash used in operating activities increased to $136.8 million for the six months ended April 2, 2022 compared to $111.8 million in the prior year period, an increase of $25.0 million. This increase was primarily driven by changes in working capital related to the strategic investment in product inventories to meet heightened customer demand across product categories.

Cash Used in Investing Activities

Net cash used in investing activities increased to $43.9 million for the six months ended April 2, 2022 compared to $13.1 million in the prior year period, an increase of $30.8 million. This increase was primarily driven by increased spend for business acquisitions of $23.9 million and investments in property and equipment of $4.8 million, partially offset by a decrease in proceeds from fixed asset dispositions of $2.0 million.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended April 2, 2022 of $110.9 million, was primarily related to the repurchase and retirement of common stock of $152.1 million and net repayment of long-term debt of $4.0 million, partially offset by borrowings on our Revolving Credit Facility of $45.0 million. Net cash provided by financing activities for the six months ended April 3, 2021 of $57.8 million, was primarily related to proceeds raised during our IPO in November 2020 of $458.6 million, partially offset by the net repayment of long-term debt and deferred financing costs totaling $ 400.7 million.

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

On December 16, 2021, the Company repurchased and retired 7.5 million shares of common stock at a price per share of $20.25. The Company paid $151.9 million ($152.1 million including offering costs) to fund the share repurchase using existing cash on hand. The Company accounted for the share repurchase and retirement under the cost method by deducting its par value from common stock, reducing additional paid-in-capital by $127.5 million using the share price when the stock was originally issued, and the remaining excess cost of $24.4 million increased retained deficit. As of April 2, 2022, $148.1 million remained available for future purchases under the program.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations outside the ordinary course of our business during the three months and six months ended April 2, 2022.

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

There have been no material changes to our critical accounting policies and estimates during the 13- and 26- weeks ended April 2, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021.

Impact of Inflation and Deflation

We experience inflation and deflation related to our purchase of certain products. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. We actively manage the impact of inflation, including tariffs, through strong relationships with our diverse supplier base, vendor negotiation, and promotion management. We also strategically invest through inventory purchases in order to obtain favorable pricing ahead of any vendor price increases. In order to mitigate price volatility, we monitor price fluctuations and may adjust our selling prices accordingly, however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate. Although we may experience periodic effects on sales, gross profit, gross margins and cash flows as a result of changing prices, including most recently from inflationary pressures due primarily to supply chain disruptions complicated by the COVID-19 pandemic, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy. We currently do not use derivative instruments to manage these risks.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of April 2, 2022, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 2, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

None.

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

LESLIE’S, INC.

Date: May 6, 2022	By:	/s/ Steven M. Weddell
Steven M. Weddell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)