Form 10-Q
period 2022-07-02
Leslie's, Inc.
filed 2022-08-05
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 02, 2022

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

As of August 1, 2022, the Registrant had 183,027,684 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Our actual results or outcomes could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•
our ability to execute on our growth strategies;
•
supply disruptions;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended October 2, 2021, elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q, and, while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	July 2, 2022	October 2, 2021	July 3, 2021
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$193,130	$343,498	$307,395
Accounts and other receivables, net	47,266	38,860	47,848
Inventories	361,391	198,789	224,526
Prepaid expenses and other current assets	30,542	20,564	28,615
Total current assets	632,329	601,711	608,384
Property and equipment, net	71,653	70,335	66,363
Operating lease right-of-use assets	221,694	212,284	169,001
Goodwill and other intangibles, net	155,663	129,020	127,740
Deferred tax assets	1,230	3,734	6,386
Other assets	34,422	25,148	18,238
Total assets	$1,116,991	$1,042,232	$996,112
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$330,881	$233,597	$271,731
Operating lease liabilities	63,303	61,071	53,700
Income taxes payable	30,611	6,945	18,906
Current portion of long-term debt	8,100	8,100	8,100
Total current liabilities	432,895	309,713	352,437
Operating lease liabilities, noncurrent	161,473	160,037	118,941
Long-term debt, net	781,322	786,125	787,731
Other long-term liabilities	70	3,915	2,729
Total liabilities	1,375,760	1,259,790	1,261,838
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 183,027,684, 189,821,011, and 189,284,566 issued and outstanding as of July 2, 2022, October 2, 2021, and July 3, 2021, respectively.	183	190	189
Additional paid in capital	87,050	204,711	201,085
Retained deficit	(346,002)	(422,459)	(467,000)
Total stockholders’ deficit	(258,769)	(217,558)	(265,726)
Total liabilities and stockholders’ deficit	$1,116,991	$1,042,232	$996,112

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales	$673,633	$596,543	$1,086,529	$933,991
Cost of merchandise and services sold	370,026	312,845	629,977	526,895
Gross profit	303,607	283,698	456,552	407,096
Selling, general and administrative expenses	131,469	117,264	300,872	265,127
Operating income	172,138	166,434	155,680	141,969
Other expense:
Interest expense	6,847	7,399	20,659	27,041
Loss on debt extinguishment	—	—	—	9,169
Other (income) expenses, net	(143)	861	407	1,917
Total other expense	6,704	8,260	21,066	38,127
Income before taxes	165,434	158,174	134,614	103,842
Income tax expense	42,448	39,372	33,519	21,749
Net income	$122,986	$118,802	$101,095	$82,093
Earnings per share:
Basic	$0.67	$0.63	$0.55	$0.45
Diluted	$0.67	$0.61	$0.54	$0.43
Weighted average shares outstanding:
Basic	182,937	188,264	184,707	184,021
Diluted	184,721	194,200	186,695	189,603

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, April 3, 2021	186,885	$187	$194,605	$(585,802)	$(391,010)
Issuance of common stock upon initial public offering, net of offering costs	2,400	2	—	—	2
Equity-based compensation	—	—	6,480	—	6,480
Net income	—	—	—	118,802	118,802
Balance, July 3, 2021	189,285	$189	$201,085	$(467,000)	$(265,726)

Balance, April 2, 2022	182,784	$183	$83,074	$(468,988)	$(385,731)
Issuance of common stock under the Plan	244	—	1,049	—	1,049
Equity-based compensation	—	—	2,927	—	2,927
Net income	—	—	—	122,986	122,986
Balance, July 2, 2022	183,028	$183	$87,050	$(346,002)	$(258,769)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, October 3, 2020	156,500	$157	$(278,063)	$(549,093)	$(826,999)
Issuance of common stock upon initial public offering, net of offering costs	30,000	30	458,557	—	458,587
Issuance of common stock under the Plan	2,785	2	—	—	2
Equity-based compensation	—	—	20,591	—	20,591
Net income	—	—	—	82,093	82,093
Balance, July 3, 2021	189,285	$189	$201,085	$(467,000)	$(265,726)

Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)
Issuance of common stock under the Plan	707	1	1,377	—	1,378
Equity-based compensation	—	—	8,462	—	8,462
Repurchase and retirement of common stock	(7,500)	(8)	(127,500)	(24,638)	(152,146)
Net income	—	—	—	101,095	101,095
Balance, July 2, 2022	183,028	$183	$87,050	$(346,002)	$(258,769)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	July 2, 2022	July 3, 2021
Operating Activities
Net income	$101,095	$82,093
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,880	19,205
Equity-based compensation	8,462	20,591
Amortization of deferred financing costs and debt discounts	1,483	1,551
Provision for doubtful accounts	723	134
Deferred income taxes	2,504	197
Loss (gain) on disposition of assets	271	(1,668)
Loss on debt extinguishment	—	9,169
Changes in operating assets and liabilities:
Accounts and other receivables	(9,129)	(16,501)
Inventories	(146,196)	(74,401)
Prepaid expenses and other current assets	(9,075)	6,289
Other assets	(9,429)	(15,696)
Accounts payable and accrued expenses	91,145	73,350
Income taxes payable	23,666	17,049
Operating lease assets and liabilities, net	(5,742)	(3,397)
Net cash provided by operating activities	72,658	117,965
Investing Activities
Purchases of property and equipment	(25,927)	(17,799)
Business acquisitions, net of cash acquired	(40,670)	(6,806)
Proceeds from disposition of fixed assets	414	2,429
Net cash used in investing activities	(66,183)	(22,176)
Financing Activities
Borrowings on revolving credit facility	45,000	—
Payments on revolving credit facility	(45,000)	—
Repayment of long-term debt	(6,075)	(394,110)
Issuance of long-term debt	—	907
Payment of deferred financing costs	—	(9,579)
Proceeds from options exercised	1,378	—
Repurchase and retirement of common stock	(152,146)	—
Proceeds from issuance of common stock upon initial public offering, net	—	458,587
Net cash (used in) provided by financing activities	(156,843)	55,805
Net (decrease) increase in cash and cash equivalents	(150,368)	151,594
Cash and cash equivalents, beginning of period	343,498	155,801
Cash and cash equivalents, end of period	$193,130	$307,395
Supplemental Information:
Interest	$19,409	$29,549
Income taxes, net of refunds received	7,442	4,503

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, and cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 979 company-operated locations in 39 states and e-commerce websites.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying interim condensed consolidated financial statements following United States generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The interim condensed consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. These interim condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended October 2, 2021.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended July 2, 2022 and the three months ended July 3, 2021 refer to the 13 weeks ended July 2, 2022 and July 3, 2021, respectively. References to the nine months ended July 2, 2022 and the nine months ended July 3, 2021 refer to the 39 weeks ended July 2, 2022 and July 3, 2021, respectively.

Use of Estimates

To prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates relate to inventory obsolescence reserves, lease assumptions, vendor rebate programs, loyalty program, income taxes, sales returns, self-insurance, valuation of intangible assets and goodwill, and intangible asset impairment evaluations. We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

Prior Period Reclassifications

Reclassifications of certain immaterial prior period amounts have been made to conform to current period presentation.

Fair Value Measurements

We use fair value measurements to record fair value of certain assets and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value.

As of July 2, 2022 and October 2, 2021, we held no assets that are required to be measured at fair value on a recurring basis.

The fair value of our amended and restated term loan credit agreement (“Term Loan”) due in 2028 (see Note 9—Long-Term Debt, Net) was determined to be $756.4 million and $802.9 million as of July 2, 2022 and October 2, 2021, respectively. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term maturity of these instruments.

There were no transfers between levels in the fair value hierarchy during the three and nine months ended July 2, 2022 and July 3, 2021, respectively.

Seasonality

Our business is highly seasonal. Sales and earnings are highest during our third and fourth fiscal quarters, being April through September, and represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters.

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

Fiscal 2022 Acquisitions

During the nine months ended July 2, 2022, we acquired three businesses for an aggregate purchase price of $40.7 million, inclusive of a contingent consideration of up to $1.0 million if certain performance metrics are achieved within one year of the closing date. These acquisitions expanded our pool and spa footprint and added 18 new retail locations. The following table sets forth the preliminary allocation of these acquisitions, net of immaterial measurement period adjustments, in the aggregate (in thousands):

Total
Total purchase consideration, net of cash acquired	$40,670
Fair value of assets acquired and liabilities assumed:
Inventories	16,706
Finite-lived intangible assets	4,500
Other assets and liabilities, net	(3,018)
Total assets acquired, net of liabilities assumed	18,188
Goodwill	$22,482

Fiscal 2021 Acquisitions

In fiscal 2021, we acquired three businesses for an aggregate purchase price of $8.9 million. These acquisitions consisted of retailers of supplies and services for hot tubs and swim spas and added eight locations. During the nine months ended July 2, 2022, we recorded measurement period adjustments resulting in an increase in goodwill of $1.7 million related to these acquisitions. The purchase accounting for two of the three acquisitions is complete.

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	July 2, 2022	October 2, 2021	July 3, 2021
Balance at beginning of the period	$101,114	$93,295	$93,295
Acquisitions, net of measurement period adjustments(1)	24,160	7,819	5,374
Balance at the end of the period	$125,274	$101,114	$98,669

(1)
Includes immaterial measurement period adjustments related to acquisitions completed in fiscal 2021.

Other Intangible Assets

Other intangible assets consisted of the following as of July 2, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.5	$10,440	$(5,505)	$4,935
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	6.7	8,683	(7,328)	1,355
Consumer relationships	6.0	19,000	(12,926)	6,074
Other intangibles	6.4	6,620	(6,345)	275
Total		$62,493	$(32,104)	$30,389

Other intangible assets consisted of the following as of October 2, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	6.6	$5,940	$(5,274)	$666
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.5	8,633	(7,123)	1,510
Consumer relationships	6.4	19,000	(11,688)	7,312
Other intangibles	7.0	6,620	(5,952)	668
Total		$57,943	$(30,037)	$27,906

Other intangible assets consisted of the following as of July 3, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	2.9	$5,940	$(5,236)	$704
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.4	9,333	(7,174)	2,159
Consumer relationships	6.5	19,000	(11,276)	7,724
Other intangibles	7.9	6,620	(5,886)	734
Total		$58,643	$(29,572)	$29,071

Amortization expense was $0.7 million for the three months ended July 2, 2022 and July 3, 2021, respectively. Amortization expense was $2.1 million and $1.0 million for the nine months ended July 2, 2022, and July 3, 2021, respectively. No impairment of goodwill or other intangible assets was recorded during the three and nine months ended July 2, 2022, and July 3, 2021, respectively.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of July 2, 2022 (in thousands):

Amount
Remainder of fiscal 2022	$649
2023	2,373
2024	1,735
2025	1,638
2026	1,392
Thereafter	4,852
Total	$12,639

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	July 2, 2022	October 2, 2021	July 3, 2021
Vendor and other rebates receivable	$27,936	$23,222	$30,696
Customer receivables	17,470	13,473	14,493
Other receivables	2,985	4,621	3,236
Allowance for doubtful accounts	(1,125)	(2,456)	(577)
Total	$47,266	$38,860	$47,848

Note 6—Inventories

Inventories consisted of the following (in thousands):

	July 2, 2022	October 2, 2021	July 3, 2021
Raw materials	$9,927	$4,244	$5,382
Finished goods	351,464	194,545	219,144
Total	$361,391	$198,789	$224,526

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 2, 2022	October 2, 2021	July 3, 2021
Prepaid expenses	$19,764	$12,814	$18,772
Other current assets	10,778	7,750	9,843
Total	$30,542	$20,564	$28,615

Note 8—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	July 2,2022	October 2, 2021	July 3, 2021
Accounts payable	$218,953	$100,960	$155,525
Accrued payroll and employee benefits	18,258	40,071	27,581
Customer deposits	15,134	19,861	17,593
Interest	4,496	4,898	4,919
Inventory related accruals	21,791	12,444	14,492
Loyalty and deferred revenue	6,392	6,685	5,897
Sales taxes	16,037	13,975	18,922
Self-insurance reserves	11,566	7,679	6,340
Other accrued liabilities	18,254	27,024	20,462
Total	$330,881	$233,597	$271,731

As of July 2, 2022 and October 2, 2021 there were capital expenditures included in other accrued liabilities of $0.3 million and $1.5 million, respectively. As of July 3, 2021 there were no capital expenditures included in other accrued liabilities.

Note 9—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		July 2, 2022	October 2, 2021	July 3, 2021
Term Loan—due on March 9, 2028	3.02%	(2)	$799,875	$805,950	$807,975
Revolving Credit Facility	1.25%	(3)	—	—	—
Total long-term debt			799,875	805,950	807,975
Less: current portion of long-term debt			(8,100)	(8,100)	(8,100)
Less: unamortized discount			(2,926)	(3,285)	(3,402)
Less: deferred financing charges			(7,527)	(8,440)	(8,742)
Total long-term debt, net			$781,322	$786,125	$787,731

(1)
Effective interest rates as of July 2, 2022.
(2)
Carries interest at a specified margin over LIBOR between 2.50% and 2.75% with a minimum LIBOR of 0.50%.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Eurodollar Rate loans.

Term Loan

In March 2021, we entered into an amendment to our Term Loan. The amended Term Loan provides for an $810.0 million secured term loan facility with a maturity date of March 9, 2028. Borrowings under the Term Loan have an initial applicable rate, at our option of (i) 2.75% for loans that are LIBOR loans and (ii) 1.75% of loans that are ABR loans. The applicable rate of the Term Loan is based on our first lien leverage ratio as follows: (a) if the first lien leverage ratio is greater than 2.75 to 1.00, the applicable rate will be 2.75% for LIBOR loans and 1.75% for ABR loans; and (b) the first lien leverage ratio is less than or equal to 2.75 to 1.00, the applicable rate will be 2.50% for LIBOR loans and 1.50% for ABR loans. For LIBOR loans, the loans will bear interest at the adjusted LIBOR rate plus the applicable rate, where the adjusted LIBOR rate will not be less than 0.50%. As a result of the amendment during the nine months ended July 3, 2021, we recognized a $1.9 million loss on debt extinguishment on our condensed consolidated statements of operations.

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

We are also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment, and negotiation fees. As of July 2, 2022, October 2, 2021 and July 3, 2021, no amounts were outstanding on the Revolving Credit Facility, respectively. The amount available was reduced by $10.0 million of existing standby letters of credit as of July 2, 2022.

Senior Unsecured Notes

The senior unsecured notes principal of $390.0 million was paid in full on November 3, 2020, resulting in a loss on debt extinguishment of $7.3 million on our condensed consolidated statements of operations for the nine months ended July 3, 2021.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan and the Revolving Credit Facility do not require us to comply with any financial covenants. The Term Loan and Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default had occurred as of July 2, 2022, October 2, 2021, or July 3, 2021.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of July 2, 2022 (in thousands):

Amount
Remainder of fiscal 2022	$2,025
2023	8,100
2024	6,075
2025	10,125
2026	8,100
Thereafter	765,450
Total	$799,875

Note 10—Income Taxes

Our effective income tax rate was 24.9% for the nine months ended July 2, 2022, compared to 20.9% for the nine months ended July 3, 2021. The difference between the statutory rate and our effective rate for the nine months ended July 2, 2022 was primarily attributable to state taxes. The difference between the statutory rate and our effective rate for the nine months ended July 3, 2021 was primarily attributable to a reduction in the valuation allowance for our interest limitation carryforward and net income tax benefits attributable to equity-based compensation awards. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

Note 11—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect to our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of July 2, 2022, October 2, 2021, and July 3, 2021, respectively.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of July 2, 2022 and October 2, 2021. We had standby letters of credit outstanding in the amounts of $10.0 million as of July 2, 2022 for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Note 12—Related Party Transactions

In February 2017, we entered into a management services agreement with our private equity sponsors in connection with our acquisition in February 2017. The management services agreement provided that we pay an annual fee for management and advisory services to us and our affiliates, including general management consulting services, support and analysis with respect to financing alternatives and strategic planning functions. The management services agreement terminated in October 2020 in connection with the completion of our initial public offering (“IPO”). During the nine months ended July 3, 2021, we paid or accrued management fees in the amount of $0.4 million.

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

Note 13—Share Repurchase Program

On December 3, 2021, the Board of Directors authorized a share repurchase program for up to an aggregate amount of $300 million of the Company’s outstanding shares of common stock over a period of three years. The amount and timing of repurchases depends on a number of factors, including the Company’s financial condition, capital requirements, cash flows, results of operations, future business prospects, and other factors our management may deem relevant. The timing, volume, and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended, or discontinued at any time. Shares may be repurchased from time to time on the open market, in privately negotiated transactions, or otherwise.

On December 16, 2021, the Company repurchased and retired 7.5 million shares of common stock at a price per share of $20.25. The Company paid $151.9 million ($152.1 million including offering costs) to fund the share repurchase using existing cash on hand. The Company accounted for the share repurchase and retirement under the cost method by deducting its par value from common stock, reducing additional paid-in-capital by $127.5 million using the share price when the stock was originally issued, and the remaining excess cost of $24.4 million increased retained deficit. As of July 2, 2022, $148.1 million remains available for future purchases under the program.

The following table presents information about our repurchases of common stock (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Total number of shares repurchased	—	—	7,500	—
Total amount paid for shares repurchased	$—	$—	$151,875	$—

Note 14—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards such as stock options to purchase Leslie’s common stock (each, a “Stock Option”) and restricted stock units (“RSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives and eligible employees of the Company. Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements (“Service Stock Option”) and performance-based Stock Options that vest upon satisfaction of a performance-based requirement (“Performance Stock Options”). RSUs consist of grants that vest ratably upon the satisfaction of time-based requirements (“Service RSU”) and performance-based RSUs that vest upon satisfaction of performance-based requirements (“Performance RSU”). In each case, vesting of the Company’s outstanding and unvested Stock Options and RSUs is contingent upon the holder’s continued service through the date of each applicable vesting event. As of July 2, 2022, we had approximately 7.5 million shares of common stock available for future grants under the Plan.

As of July 2, 2022, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $31.5 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Stock Options

The following tables summarizes our Stock Option activity under the Plan during the nine months ended (in thousands, except per share amounts):

	July 2, 2022
	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	4,877	$18.22
Granted	—	—
Exercised	(81)	17.00
Forfeited/Expired	(414)	18.20
Balance, Ending	4,382	$18.24

Vested as of July 2, 2022(1)	1,346	$18.16

(1)
Includes 550,736 stock options that were subject to the Company’s achievement of the fiscal 2021 net income target which was deemed to have been met during the nine months ended July 2, 2022.

As of July 2, 2022
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	$10,781
Weighted average period (years) that expense is expected to be recognized	2.0
Weighted average remaining contractual life (years) for options outstanding	8.8

Restricted Stock Units

The following table summarizes our RSU activity under the Plan during the nine months ended (in thousands, except per share amounts):

	July 2, 2022
	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	3,135	$6.90
Granted	504	19.73
Vested	(626)	8.35
Forfeited	(317)	8.82
Balance, Ending	2,696	$8.74

As of July 2, 2022
Unamortized value of unvested RSUs	$20,750
Weighted average period (years) expense is expected to be recognized	3.0

During the three and nine months ended July 2, 2022, equity-based compensation expense was $2.9 million and $8.5 million, respectively, and includes Company related payroll tax expense. During the three and nine months ended July 3, 2021, equity-based compensation expense was $6.5 million and $20.6 million, respectively, and includes $0.4 million and $11.7 million associated with the vesting of performance-based equity units as a result of the Company’s IPO, respectively. These costs are reported in selling, general and administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 15—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net income	$122,986	$118,802	$101,095	$82,093
Denominator:
Weighted average shares outstanding - basic	182,937	188,264	184,707	184,021
Effect of dilutive securities:
Stock options	1	2,792	52	1,914
RSUs	1,783	3,144	1,936	3,668
Weighted average shares outstanding - diluted	184,721	194,200	186,695	189,603

Basic earnings per share	$0.67	$0.63	$0.55	$0.45
Diluted earnings per share	$0.67	$0.61	$0.54	$0.43

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Stock options	3,967	290	1,742	218
RSUs	563	—	551	116
Total	4,530	290	2,293	334

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors described in Part l, Item 1A,“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021, elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. References to fiscal 2022 refer to the fiscal year ended October 1, 2022. Fiscal 2022 includes 52 weeks of operations.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $14 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 979 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

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

We consider a new or acquired location comparable in the first full month after it has completed 52 weeks of sales. Closed locations become non-comparable during their last partial month of operation. Locations that are relocated are considered comparable at the time the relocation is complete. Comparable sales is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies.

The number of new locations reflects the number of locations opened during a particular reporting period. New locations require an initial capital investment in location build-outs, fixtures, and equipment, which we amortize over time as well as cash required for inventory.

As of July 2, 2022, we operated 979 retail locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

Gross Profit and Gross Margin

Gross profit is equal to our sales less our cost of merchandise and services sold. Cost of merchandise and services sold reflects the direct cost of purchased merchandise, costs to package certain chemical products, including direct materials and labor, costs to provide services, including labor and materials, as well as distribution and occupancy costs. The direct cost of purchased merchandise includes vendor rebates, which are generally treated as a reduction of merchandise costs. We recognize such vendor rebates at the time the obligations to purchase products or perform services have been completed, and the related inventory has been sold. Distribution costs include warehousing and transportation expenses, including costs associated with third-party fulfillment centers used to ship merchandise to our e-commerce consumers. Occupancy costs include the rent, common area maintenance, real estate taxes, and depreciation and amortization costs of all retail locations. These costs are significant and are expected to continue to increase proportionate to our growth.

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

Operating Income (Loss)

Operating income (loss) is gross profit less SG&A. Operating income (loss) excludes interest expense, loss on debt extinguishment, income tax expense (benefit), and other (income) expenses, net. We use operating income (loss) as an indicator of the productivity of our business and our ability to manage expenses.

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

Impact of COVID-19

We continue to closely monitor the ongoing impact of COVID-19 on all aspects of our business and in all of our locations. Closures and restrictions did not have a material impact on our performance during the 13- weeks ended July 2, 2022 and July 3, 2021, respectively. We remain committed to supporting federal, state, and local mandates to prevent the spread of COVID-19 while we operate our business and to do our part in protecting public health.

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

Results of Operations

We derived our condensed consolidated statements of operations for the 13- and 39- weeks ended July 2, 2022 and July 3, 2021 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
Statements of Operations data:	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales	$673,633	$596,543	$1,086,529	$933,991
Cost of merchandise and services sold	370,026	312,845	629,977	526,895
Gross profit	303,607	283,698	456,552	407,096
Selling, general and administrative expenses	131,469	117,264	300,872	265,127
Operating income	172,138	166,434	155,680	141,969
Other expense:
Interest expense	6,847	7,399	20,659	27,041
Loss on debt extinguishment	—	—	—	9,169
Other (income) expenses, net	(143)	861	407	1,917
Total other expense	6,704	8,260	21,066	38,127
Income before taxes	165,434	158,174	134,614	103,842
Income tax expense	42,448	39,372	33,519	21,749
Net income	$122,986	$118,802	$101,095	$82,093
Earnings per share
Basic	$0.67	$0.63	$0.55	$0.45
Diluted	$0.67	$0.61	$0.54	$0.43
Weighted average shares outstanding
Basic	182,937	188,264	184,707	184,021
Diluted	184,721	194,200	186,695	189,603

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	54.9	52.4	58.0	56.4
Gross margin	45.1	47.6	42.0	43.6
Selling, general and administrative expenses	19.5	19.7	27.7	28.4
Operating income	25.6	27.9	14.3	15.2
Other expense:
Interest expense	1.0	1.2	1.9	2.9
Loss on debt extinguishment	—	—	—	1.0
Other (income) expenses, net	(0.0)	0.1	0.0	0.2
Total other expense	1.0	1.4	1.9	4.1
Income before taxes	24.6	26.5	12.4	11.1
Income tax expense	6.3	6.6	3.1	2.3
Net income	18.3	19.9	9.3	8.8
Other Financial and Operations data:
Number of new and acquired locations, net	14	7	27	11
Number of locations open at end of period	979	946	979	946
Comparable sales growth(2)	7.4%	23.9%	10.7%	27.2%
Adjusted EBITDA(3)	$182,942	$179,346	$192,734	$188,631
Adjusted EBITDA as a percentage of sales(3)	27.2%	30.1%	17.7%	20.2%
Adjusted net income(3)	$125,685	$124,364	$112,031	$110,964
Adjusted diluted earnings per share	$0.68	$0.64	$0.60	$0.59

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”

(3)
The tables below provide a reconciliation from our net income to Adjusted EBITDA and net income to Adjusted net income for the 13- and 39- weeks ended July 2, 2022 and July 3, 2021, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$122,986	$118,802	$101,095	$82,093
Interest expense	6,847	7,399	20,659	27,041
Income tax expense	42,448	39,372	33,519	21,749
Depreciation and amortization expense(1)	7,063	6,347	22,880	19,205
Management fees(2)	—	—	—	382
Equity-based compensation expense(3)	3,113	6,480	8,825	20,591
Loss on debt extinguishment(4)	—	—	—	9,169
Costs related to equity offerings(5)	—	778	550	9,986
Strategic project costs(6)	641	—	4,428	—
Executive transition costs and other(7)	(156)	168	778	(1,585)
Adjusted EBITDA	$182,942	$179,346	$192,734	$188,631

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$122,986	$118,802	$101,095	$82,093
Management fees(2)	—	—	—	382
Equity-based compensation expense(3)	3,113	6,480	8,825	20,591
Loss on debt extinguishment(4)	—	—	—	9,169
Costs related to equity offerings(5)	—	778	550	9,986
Strategic project costs(6)	641	—	4,428	—
Executive transition costs and other(7)	(156)	168	778	(1,585)
Tax effects of these adjustments(8)	(899)	(1,864)	(3,645)	(9,672)
Adjusted net income	$125,685	$124,364	$112,031	$110,964

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
(4)
Represents non-cash expense due to the write-off of deferred financing costs related to the Term Loan modification and the repayment of our senior unsecured notes during the nine months ended July 3, 2021 which are reported in loss on debt extinguishment in our condensed consolidated statements of operations.
(5)
Includes one-time payments of contractual amounts incurred in connection with our IPO that was completed in November 2020 which are reported in SG&A, and costs incurred for follow-on equity offerings which are reported in other (income) expenses, net in our condensed consolidated statements of operations.
(6)
Represents non-recurring costs, such as third-party consulting costs that are not part of our ongoing operations and are incurred to execute differentiated, strategic projects, and are reported in SG&A in our condensed consolidated statements of operations.
(7)
Includes executive transition costs, losses (gains) on disposition of fixed assets and other non-recurring, non-cash or discrete items as determined by management. Amounts are reported in SG&A and other (income) expenses, net in our condensed consolidated statements of operations.
(8)
Represents the tax effect of the total adjustments based on our actual statutory tax rate. Amounts are reported in income tax expense in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales increased to $673.6 million for the three months ended July 2, 2022, from $596.5 million in the prior year period, an increase of $77.1 million, or 12.9%. The increase was primarily driven by higher comparable sales growth of $44.6 million, or 7.4%, in the current year period as well as non-comparable sales of $32.5 million driven by acquisitions and new locations open for less than 52 weeks.

Sales increased to $1,086.5 million for the nine months ended July 2, 2022, from $934.0 million in the prior year period, an increase of $152.5 million, or 16.3%. The increase was primarily driven by higher comparable sales growth of $100.0 million, or 10.7%, in the current year period as well as non-comparable sales of $52.5 million driven by acquisitions and new locations open for less than 52 weeks.

Gross Profit and Gross Margin

Gross profit increased to $303.6 million for the three months ended July 2, 2022 from $283.7 million in the prior year period, an increase of $19.9 million, or 7.0%. Gross margin decreased to 45.1% compared to 47.6% in the prior year period, a decrease of 250 basis points. The increase in gross profit was primarily due to increased sales. The decrease in gross margin was primarily due to shifts in business mix, lower rate due to promotional activities and higher product costs, and increased distribution expenses, partially offset by occupancy leverage.

Gross profit increased to $456.6 million for the nine months ended July 2, 2022 from $407.1 million in the prior year period, an increase of $49.5 million, or 12.1%. Gross margin decreased to 42.0% compared to 43.6% in the prior year period, a decrease of 160 basis points. The increase in gross profit was primarily due to increased sales. The decrease in gross margin rate was primarily due to shifts in business mix, lower rate due to promotional activities and higher product costs, and increased distribution expenses, partially offset by occupancy leverage.

Selling, General and Administrative Expenses

SG&A increased to $131.5 million for the three months ended July 2, 2022 from $117.3 million in the prior year period, an increase of $14.2 million, or 12.1%. This increase in SG&A was primarily related to a $17.0 million increase associated with higher sales, acquisitions, and other investments to support Company growth, a $0.6 million increase primarily related to strategic project costs incurred in the third quarter of fiscal 2022, partially offset by lower non-cash equity-based compensation expense of $3.4 million. The reduction in equity-based compensation expense relates to the prior year vesting of performance-based equity units that were subject to the Company’s achievement in fiscal 2021.

SG&A increased to $300.9 million for the nine months ended July 2, 2022 from $265.1 million in the prior year period, an increase of $35.8 million, or 13.5%. This increase in SG&A was primarily related to a $48.7 million increase associated with higher sales, acquisitions, and other investments to support Company growth, a $2.6 million reduction primarily in gain on sale of assets realized during the prior year period, and a $4.4 million increase related to strategic project costs incurred during the nine months ended July 2, 2022. This increase was offset by lower non-cash equity-based compensation costs of $11.8 million and certain one-time payments of contractual amounts of $8.2 million, as compared to the prior year period. These offsets were primarily incurred in connection with our IPO during the prior year period.

Total Other Expense

Total other expenses decreased to $6.7 million for the three months ended July 2, 2022 from $8.3 million in the prior year period, a decrease of $1.6 million. The decrease in other expenses was primarily related to $0.8 million of follow-on offering costs and lower interest expense related to the principal payments on our long-term debt.

Total other expenses decreased to $21.1 million for the nine months ended July 2, 2022 from $38.1 million in the prior year period, a decrease of $17.0 million. The decrease in other expenses was primarily related to $9.2 million of non-cash loss on debt extinguishment related to the refinancing of the Term Loan and repayment of our senior unsecured notes during the nine months ended July 2, 2021, lower interest expense related to the repayment of our senior unsecured notes with the proceeds of our IPO of $6.4 million and $1.8 million of follow-on offering costs.

Income Taxes

Income tax expense increased to $42.4 million for the three months ended July 2, 2022 from $39.4 million in the prior year period, an increase of $3.0 million. Income tax expense increased to $33.5 million for the nine months ended July 2, 2022, from $21.7 million in the prior year period, an increase of $11.8 million.

The effective income tax rate was 25.7% and 24.9% for the three and nine months ended July 2, 2022, respectively, reflecting the income tax benefits attributable to equity-based compensation awards and research and development credits. The effective income tax rate was 24.9% for the three months ended July 3, 2021, reflecting income tax benefits attributable to equity-based compensation awards. The effective income tax rate was 20.9% for the nine months ended July 3, 2021, reflecting a decrease in the valuation allowance for our interest limitation carryforward and net income tax benefits attributable to equity-based compensation awards.

Net Income and Earnings per Share

Net income increased to $123.0 million for the three months ended July 2, 2022 compared to net income of $118.8 million in the prior year period, an increase of $4.2 million. Net income increased to $101.1 million for the nine months ended July 2, 2022 compared to net income of $82.1 million in the prior year period, an increase of $19.0 million.

Diluted earnings per share increased to $0.67 for the three months ended July 2, 2022 compared to $0.61 in the prior year period. Diluted earnings per share increased to $0.54 for the nine months ended July 2, 2022 from $0.43 in the prior year period.

Adjusted net income increased to $125.7 million for the three months ended July 2, 2022 compared to $124.4 million in the prior year period. Adjusted net income increased to $112.0 million for the nine months ended July 2, 2022 compared to $111.0 million in the prior year period.

Adjusted diluted earnings per share increased to $0.68 for the three months ended July 2, 2022 compared to $0.64 in the prior year period. Adjusted diluted earnings per share increased to $0.60 for the nine months ended July 2, 2022 compared to $0.59 in the prior year period.

Adjusted EBITDA

Adjusted EBITDA increased to $182.9 million for the three months ended July 2, 2022 compared to $179.3 million in the prior year period, an increase of $3.6 million. Adjusted EBITDA increased to $192.7 million for the nine months ended July 2, 2022 compared to $188.6 million in the prior year period, an increase of $4.1 million.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. Sales and earnings are highest during the third and fourth fiscal quarters, which include April through September, and represent the peak months of swimming pool use. In fiscal 2021, we generated 75% of our sales and 97% of our Adjusted EBITDA in the third and fourth quarters of our fiscal year. Sales are substantially lower during our first and second fiscal quarters. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital, and capital expenditures related to new locations and other growth initiatives. While these investments drive performance during the primary selling season in our third and fourth fiscal quarters, they have a negative impact during our first and second fiscal quarters.

We typically experience a build-up of inventory and accounts payable during the first and second fiscal quarters in anticipation of the peak swimming pool supply selling season. We negotiate extended payment terms with certain of our primary suppliers as we receive merchandise in December through March and we pay for merchandise in April through July.

The principal external factor affecting our business is weather. Hot weather can increase purchases of chemicals and other non-discretionary products as well as purchases of discretionary products, and can drive increased purchases of installation and repair services. Unseasonably cool weather or significant amounts of rainfall during the peak sales season can reduce chemical consumption in pools and spas and decrease consumer purchases of our products and services. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and impact timing around pool openings and closings and, therefore, our total sales and timing of our sales.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $193.1 million and $343.5 million as of July 2, 2022 and October 2, 2021, respectively. As of July 2, 2022 and October 2, 2021, we did not have any outstanding borrowings under our Revolving Credit Facility.

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

Based on our growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and borrowing availability under our Revolving Credit Facility will be adequate to finance our working capital requirements, planned capital expenditures, strategic acquisitions, share repurchases, and debt service over the next 12 months. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we may need to obtain additional equity or debt financing. There can be no assurance that equity or debt financing will be available to us if we need it or, if available, whether the terms will be satisfactory to us.

As of July 2, 2022, outstanding standby letters of credit totaled $10.0 million and, after considering borrowing base restrictions, we had $190.0 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of July 2, 2022, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Nine Months Ended
	July 2, 2022	July 3, 2021
Net cash provided by operating activities	$72,658	$117,965
Net cash used in investing activities	(66,183)	(22,176)
Net cash (used in) provided by financing activities	(156,843)	55,805
Net (decrease) increase in cash and cash equivalents	$(150,368)	$151,594

Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $72.7 million for the nine months ended July 2, 2022 compared to $118.0 million in the prior year period, a decrease of $45.3 million. This decrease was primarily driven by changes in working capital related to the strategic investment in product inventories to meet heightened customer demand across product categories.

Cash Used in Investing Activities

Net cash used in investing activities increased to $66.2 million for the nine months ended July 2, 2022 compared to $22.2 million in the prior year period, an increase of $44.0 million. This increase was primarily driven by increased spend for business acquisitions of $33.9 million and investments in property and equipment of $8.1 million, primarily related to new and existing retail locations and distribution centers.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended July 2, 2022 of $156.8 million, was primarily related to the repurchase and retirement of common stock of $152.1 million and net repayment of debt of $6.1 million, partially offset by proceeds from option exercises of $1.4 million. Net cash provided by financing activities for the nine months ended July 3, 2021 of $55.8 million, was primarily related to proceeds raised during our IPO in November 2020 of $458.6 million, partially offset by the net repayment of long-term debt and deferred financing costs totaling $402.8 million.

Share Repurchase Program

On December 3, 2021, the Board of Directors authorized a share repurchase program for up to an aggregate amount of $300 million of the Company’s outstanding shares of common stock over a period of three years. As of July 2, 2022, $148.1 million remained available for future purchases under the program (see Note 13—Share Repurchase Program to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations outside the ordinary course of our business during the three months and nine months ended July 2, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021.

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

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended July 2, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021.

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

Impact of Inflation and Deflation

There have been no material changes in our exposure to inflation or deflation from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 2, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of July 2, 2022, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

LESLIE’S, INC.

Date: August 5, 2022	By:	/s/ Steven M. Weddell
Steven M. Weddell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)