Form 10-K
period 2022-10-01
Leslie's, Inc.
filed 2022-11-30
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on The Nasdaq Global Select Market on April 1, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3.7 billion. For purposes of this response, the Registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of November 23, 2022 was 183,545,344.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•
impacts on our business from the sensitivity of our business to weather conditions, changes in the economy (including rising interest rates, recession fears, and inflationary pressures), geopolitical events or conflicts, and the housing market;
•
disruptions in the operations of our distribution centers;
•
our ability to implement technology initiatives that deliver the anticipated benefits, without disrupting our operations;
•
our ability to attract and retain senior management and other qualified personnel;
•
regulatory changes and development affecting our current and future products;
•
our ability to obtain additional capital to finance operations;
•
commodity price inflation and deflation;
•
impacts on our business from epidemics, pandemics, or natural disasters;
•
impacts on our business from cyber incidents and other security threats or disruptions;
•
our ability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or to maintain effective disclosure controls and procedures and internal control over financial reporting; and
•
other risks and uncertainties, including those listed in the section titled “Risk Factors” in our filings with the United States Securities and Exchange Commission (“SEC”).

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K for the year ended October 1, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time-to-time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

We filed a registration statement on Form S-1, as amended, with the SEC which was declared effective on October 28, 2020. On October 29, 2020, our common stock began “regular-way” trading on The Nasdaq Global Select Market (“Nasdaq”) under the “LESL” symbol. On November 2, 2020, we completed our initial public offering (“IPO”).

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 990 branded locations and a robust digital platform. We have a market-leading share of approximately 15% of residential aftermarket product spend as of 2021, our physical network is larger than the sum of our 20 largest competitors and our digital sales are estimated to be greater than five times as large as that of our largest digital competitor. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. Over the last five fiscal years, we have spent more than $215 million in foundational investments across new technologies and capabilities focused on transforming our consumer experience and advancing our industry leadership. The unprecedented scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States – capabilities no competitor can match.

We operate primarily in the pool and spa aftermarket industry, which is one of the most fundamentally attractive consumer categories given its scale, predictability, and growth outlook. We have a highly predictable, recurring revenue model, as evidenced by our 59 consecutive years of sales growth. Approximately 80% of our assortment is comprised of non-discretionary products essential to the care of residential and commercial pools and spas. Our assortment includes chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products. We also offer important essential services, such as equipment installation and repair for residential consumers and professional pool operators. Consumers receive the benefit of extended vendor warranties on products purchased through our locations and on on-site installations or repairs by our certified in-field technicians. We offer complimentary, commercial-grade in-store water testing and analysis via our proprietary AccuBlue® system, which increases consumer engagement, conversion, basket size, and loyalty, resulting in higher lifetime value. Our water treatment expertise is powered by data and intelligence accumulated from the millions of water tests we have performed over the years, positioning us as the most trusted water treatment service provider in the industry. Due to the non-discretionary nature of our products and services, our business has historically delivered strong, uninterrupted growth and profitability in all market environments, including through the Great Recession and the ongoing COVID-19 pandemic.

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

For 59 years, we have been dedicated to addressing our consumers’ pool needs so that they can spend less time maintaining and more time enjoying their pools. We are the only direct-to-consumer pool and spa care brand with a nationwide physical presence and an integrated digital platform, consisting of individually merchandised e-commerce websites, a mobile app with transaction capabilities, and online marketplace operations, designed to address the needs of all pool and spa consumers. The remainder of the industry is highly fragmented across both offline and online providers.

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

We have built the most extensive and geographically diverse pool and spa care network in the United States. Our locations are strategically located in densely populated areas mainly throughout the Sunbelt, including California, Arizona, Texas, and Florida. Across our physical network, we employ a team of more than 3,000 associates, including pool and spa care experts and service technicians, who act as solution providers to all of our consumers, including both do-it-yourself (“DIY”) and do-it-for-me (“DIFM”) pool owners as well as pool professionals.

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

We have delivered 59 consecutive years of sales growth, demonstrating our ability to deliver strong financial results through all economic cycles. Our growth has been broad-based across residential pool, residential spa, and professional pool consumers and has been driven by strong retention and profitable acquisition of sticky, long-term consumer relationships. Due to our scale, vertical integration, and operational excellence, we maintain high profitability. Due to our low maintenance capital intensity, we generate strong cash flows. As a result of our attractive financial profile, we have significant flexibility with respect to capital allocation, giving us the ability to drive long-term shareholder value through various operating, investing, and financial strategies.

Highly experienced and visionary management team that combines deep industry expertise and advanced direct-to-consumer capabilities.

Our strategic vision and culture are directed by our executive management team under the leadership of our Chief Executive Officer, Michael R. Egeck, and our Executive Vice President and Chief Financial Officer, Steven M. Weddell. Our well-balanced executive management team is comprised of leaders with decades of experience in the pool and spa care industry as well as recently-hired executives who bring new expertise and capabilities to Leslie’s from outside industries. Our management team is uniquely capable of executing upon our strategic vision and successfully continuing to create long-term shareholder value.

Our Growth Strategies

We believe we are well positioned to drive sustainable growth and profitability over the long-term by executing on the following strategies:

Grow our consumer file.

We believe we have significant opportunity to acquire new residential consumers and reactivate lapsed residential consumers, which we plan to do by executing on the following strategies:

•
Acquire or reactivate consumers via optimized marketing strategy. We believe we have a sizeable opportunity to grow by serving the millions of pool and spa owners in our market who do not actively shop with us today. We plan to accelerate our acquisition of these potential new or reactivated consumers and, at the same time, manage consumer acquisition cost by shifting our marketing mix toward more efficient digital and social channels.
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

We believe we have a significant opportunity to increase spend from existing consumers and drive higher lifetime value. We plan to do this by executing on the following strategies:

•
Increase loyalty membership penetration and introduce program upgrades. We plan to continue to market our loyalty program in-store and online to convert more of our consumers to loyalty members. In May 2021, we launched our updated loyalty program, Pool PerksTM, in order to offer more value-added features to further drive member enrollment and engagement. We will explore opportunities to drive interest by selectively offering special incentives and rewards as well as introducing new value-added features. We believe these initiatives will drive higher transaction frequency and basket size, which will result in increased category spend and higher lifetime value with existing consumers.
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

Our research suggests that small and mid-size pool professionals value convenience and referrals, both of which we are uniquely positioned to offer given our 990 locations and industry’s largest consumer file. We plan to expand our physical network of PRO locations, which specifically cater to pool professionals, by opening new locations and selectively remodeling existing residential locations. We believe there is significant whitespace opportunity to operate more than 350 PRO locations, inclusive of new store openings and conversions, across the United States. We have begun to assemble an affiliated network of qualified pool professionals through our PRO Partner program, extending the Leslie’s name into water maintenance. To further benefit pool care professionals, we launched our Leslie’s PRO e-commerce website in June 2021. This website provides all of the online tools needed for professionals to serve their respective communities and grow their pool care businesses. We believe that this initiative represents a natural adjacency and will resonate with existing residential consumers as well as help attract new residential consumers.

Utilize strategic M&A to consolidate share and further enhance capabilities.

The aftermarket pool and spa industry remains highly fragmented, which offers attractive opportunities to utilize strategic M&A to drive consolidation. We have historically used, and plan to continue to use, strategic acquisitions to obtain consumers and capabilities in both new and existing markets. We completed three acquisitions during fiscal 2021, six acquisitions during fiscal 2022, and continue to look for opportunities that will strategically benefit our business. We believe that we are the consolidator of choice in the industry, and we will continue to focus on acquiring high quality, market-leading businesses with teams, capabilities, and technologies that uniquely position us to create value by applying best practices across our entire physical and digital network to better serve new and existing consumer types.

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

Accordingly, in fiscal 2021 we successfully launched a pilot of our AccuBlue HomeTM program, a subscription-based offering that enables pool and spa owners to confidently test and treat their pools and spas without ever having to leave their backyard. Using the new, industry-leading AccuBlue HomeTM connected device and the Leslie’s mobile app, program members can test all critical aspects of their water chemistry with ease and generate a custom treatment plan tailored to the specifications of their pool or spa. Within the Leslie’s mobile app, consumers can review their prescription, order the products they need, and have them delivered right to their door or arrange for a same-day pick-up at their local Leslie’s location. We plan to introduce enhancements and expand the program.

Our Industry

We operate in the aftermarket pool and spa care industry, which is broadly comprised of: (i) chemicals; (ii) equipment, parts, and accessories; and (iii) services. The United States market consists of millions of installed pools and spas, which require routine maintenance throughout their lifetime. We estimate the average in-ground pool owner spends $900 each year on the chemicals, equipment, parts, and accessories needed to maintain their pool. Neglecting pool maintenance is not a viable option, as it can result in equipment failure, structural damage, or other costly issues. This drives an annuity-like stream of demand for the chemicals and products necessary to properly maintain a pool or spa.

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

•
Residential Pool. The residential pool market consists of 8.7 million pools representing a total aftermarket sales opportunity of $8.5 billion. Within this market, the DIY aftermarket spend represents roughly 70% of total spend while DIFM services represent approximately 30% of total spend. Many of our residential pool consumers visit our locations on a regular basis to conduct water testing, seek expert pool advice, and purchase products as well as utilize our integrated digital platforms.
•
Residential Spa. The residential spa market consists of nearly 5.5 million spas or hot tubs representing a $0.9 billion aftermarket sales opportunity for chemicals and equipment. Including the $1.4 billion market for new spas, residential spa represents a total addressable market of approximately $2.3 billion.
•
Professional Pool. The professional pool market consists of pool service professionals and professional pool operators. Pool service professionals specialize in maintenance and equipment repair for DIFM homeowners, businesses, and government entities. Professional pool operators manage approximately 250,000 pools across hotels, motels, apartment complexes, and water parks. This market represents a total aftermarket sales opportunity of $4.4 billion.

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

Since our inception in 1963, we have offered a portfolio of owned and exclusive brands. We continue to expand our selection of exclusive offerings through innovation, most recently with the launch of the Jacuzzi® (Jacuzzi is a registered trademark of Jacuzzi, Inc. used under a license agreement) and our RightFit® brands in 2016. Our exclusive brands and products account for approximately 55% of total sales and 85% of chemical sales. These proprietary brands and custom-formulated products are only available through our integrated platform and offer professional-grade quality to our consumers, while allowing us to achieve higher gross margins relative to sales of third-party products.

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

•
Residential Locations. We serve our residential consumers through locations that are strategically spread across 39 states. We offer a range of differentiated and innovative in-store and on-site service offerings including our in-store water test. Our residential locations are supported by a team of associates, including pool and spa care experts and experienced service technicians, who are committed to decoding pool care for consumers and performing on-site installation and repair services. Our residential locations have service counters through which we also provide products and services to professional consumers.

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
•
Residential Hot Tub Locations. In select markets, we also operate full service hot tub and spa locations under various banners. At these locations, we offer an expanded assortment of merchandise and services specifically catering to current and prospective spa owners.

Our Vertically Integrated Model

We operate a vertically integrated supply chain, packaging, and distribution model, which represents a significant competitive advantage.

Our vertically integrated supply chain enables us to produce and package products at our Company-operated packaging plants and third-party contract packaging facilities. Our strategy is to identify, produce, and package high volume items that do not require sophisticated or capital-intensive production or packaging equipment, but allow us to offer our consumers a premium product while offering us a significant cost advantage. We source a variety of raw materials and chemicals directly from a diversified supplier base; we maintain strong relationships with these suppliers. During fiscal 2022, we made strategic investments in inventory, and two suppliers each represented more than 10% of our annual purchases. Using these raw materials, we manufacture and package a wide selection of final SKUs, including, but not limited to, chlorine products, pH adjusters, and filter cleaners. A significant portion of our total mix is comprised of products that we manufacture or package through vertical integration, which offers economies of scale that has resulted in higher quality products and a structurally advantaged margin profile.

We also operate a vertically integrated distribution and delivery model. In addition to operating two manufacturing plants, we operate a national network of Company-operated distribution centers as well as third-party distribution centers. Our Company-operated distribution centers and our third-party logistics partners have the capacity to carry a broad breadth of our products in significant quantities and are capable of replenishing inventory throughout our physical network. From these facilities, we distribute to our physical network through a contracted fleet of tractors and trailers, which helps ensure optimal in-stock levels throughout the year. Our third-party distribution centers are strategically located to complement our Company-operated distribution centers and primarily fulfill online orders.

Our Marketing Strategy

We believe there is significant potential to drive increased share of wallet among our existing consumers through strategic initiatives, such as our loyalty membership program and dynamic promotions.

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

Our Competition

The United States aftermarket pool and spa care industry is fragmented and competitive. We compete against a wide range of manufacturers, retailers, distributors, and service providers in the residential and professional pool and spa care market. This includes original equipment manufacturers, regional and local retailers, home improvement retailers, mass-market retailers, and specialty e-commerce operators. Key competitive groups include:

•
Regional and Local Independent Retailers. Estimated to include more than 8,000 smaller, local independent competitors, which offer the convenience of proximity. The vast majority of these competitors operate single stores and, due to relative economies of scale, this group generally offers a limited SKU selection, charges higher prices and invests less resources in marketing;
•
Home Improvement Retailers. Includes national home improvement retailers, such as Home Depot, Lowe’s, and local and regional hardware stores. This group generally employs a seasonal strategy, offering a limited SKU selection during select spring and summer months, does not offer services, and does not employ associates with the pool and spa care expertise;
•
Mass-Market Retailers. Includes larger, scaled players, such as Amazon, Walmart, and Costco. This group generally offers a limited SKU selection, often on a seasonal basis, and does not offer services or pool and spa care expertise; and
•
Wholesale Distributors. Includes large wholesalers, such as Heritage Pool Supply Group and Pool Corp. This group generally does not directly serve the end-consumer, but rather serves as an intermediary that supplies product to retailers as well as the professional channel.

Our competitors offer pool care products and services of varied quality and across a wide range of retail price points. We experience greater brick-and-mortar competition in the states with the largest installed pool bases, including California, Texas, Florida, and Arizona. While some of our competitors also market and sell online, there are various challenges to serving consumers in the aftermarket pool and spa care industry via e-commerce. These challenges include regulatory restrictions on shipping hazardous materials, the need for professional installation of equipment at point of delivery, and the need for regular water testing, expert advice, and customized prescriptions and solutions related to the sale of chemicals. In addition, due to the seasonality of the aftermarket pool and spa care industry, several competitors only stock related products during the summer months, and their product assortment tends to be limited to basic offerings.

Human Capital Resources

As of October 1, 2022, we employed approximately 4,200 employees. Of these employees, approximately 3,150 work in our physical network, approximately 350 work as in-field service technicians, approximately 350 work in our corporate office, and approximately 350 work in our distribution centers. We believe that we have good relations with our employees. None of our employees are currently covered under any collective bargaining agreements.

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

Trademarks and Other Intellectual Property

In the course of our business, we employ various trademarks, trade names and service marks, including Leslie’s®, AccuBlue®, AccuBlue HomeTM, Pool PerksTM, and our logo, in packaging and advertising our products. We have registered trademarks and trade names for several of our major products on the Principal Register of the United States Patent and Trademark Office. We distinguish the products produced in our chemical repackaging operation or by third-party repackagers at our direction through the use of the Leslie’s brand name and logo and the trademarks and trade names of the individual items, none of which is patented, licensed, or otherwise restricted to or by us. We believe the strength of our trademarks and trade names has been beneficial to our business and we intend to continue to protect and promote our trademarks in appropriate circumstances.

Leslie’s®, AccuBlue®, AccuBlue HomeTM, Pool PerksTM, and other trademarks, trade names or service marks of Leslie’s, Inc. appearing in this Annual Report on Form 10-K are the property of Leslie’s, Inc. All other trademarks, trade names, and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our website address is www.lesliespool.com. Information contained on our website or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the SEC. We make available on this website under the “Investor Relations” section, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, prospects, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Additionally, macroeconomic and geopolitical developments, including the ongoing COVID-19 pandemic, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation and rising interest rates may amplify many of the risks discussed below to which we are subject. The extent of the impact of COVID-19 on our financial and operating performance depends significantly on the duration and severity of the pandemic, the actions taken to contain or mitigate its impact and any changes in consumer behaviors. Among other factors, significant disruption to our supply chain for products we sell, as a result of COVID-19, geopolitical conflict or otherwise, could have a material impact on our sales and earnings.

Summary of Risk Factors

The following summarizes the risks facing our business, all of which are more fully described below. This summary should be read in conjunction with Risk Factors below and should not be relied upon as an exhaustive summary of the material risks facing our business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.

Risks Related to the Nature of Our Business

•
If we are unable to achieve comparable sales growth, our profitability and performance could be materially adversely impacted.
•
Past growth may not be indicative of future growth.
•
We may not be able to successfully manage our inventory to match consumer demand.
•
Loss of key members of management could adversely affect our business.
•
Our business is significantly dependent on our ability to meet our labor needs.
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
•
The ongoing COVID-19 pandemic could adversely impact our business and results of operations.
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
•
Improper activities by third parties and other events or developments may result in future intrusions into or compromise of our networks, payment card terminals, or other payment systems.

Risks Related to Our Business Strategy

•
We may acquire other companies or technologies, which could fail to result in a commercial product and otherwise disrupt our business.
•
Our operating results will be harmed if we are unable to effectively manage and sustain our future growth or scale our operations.
•
Our aspirations and disclosures related to environmental, social, and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.

Risks Related to the Manufacturing, Processing, and Supply of Our Products

•
Our business includes the packaging and storage of chemicals, and an accident related to these chemicals could subject us to liability and increased costs.
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
•
If we do not effectively manage our distribution centers, it could adversely affect our business and financial condition.
•
If we do not continue to obtain favorable purchase terms with manufacturers, it could adversely affect our operating results.

Risks Related to Government Regulation

•
The nature of our business subjects us to compliance with employment, environmental, health, transportation, safety, and other governmental regulations.
•
Product quality, warranty claims, or safety concerns could impact our sales and expose us to litigation.

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
•
We have identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls (ITGCs) in the area of user access over certain information technology (IT) systems that support the Company’s financial reporting processes. Such weakness led to a determination that our internal control over financial reporting and disclosure controls and procedures were not effective as of October 1, 2022. Our inability to remediate this material weakness, our identification of any additional weaknesses, or our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting in a timely manner could adversely affect our results of operations, our stock price and investor confidence in us.

Risks Related to the Nature of Our Business

Our success depends on our ability to maintain or increase comparable sales, and if we are unable to achieve comparable sales growth, our profitability and performance could be materially adversely impacted.

Our success depends on increasing comparable sales through our merchandising strategy and ability to increase sales and profits. To increase sales and profits, and therefore comparable sales growth, we focus on delivering value and generating consumer excitement by staffing our locations with pool and spa experts, developing compelling products, optimizing inventory management, maintaining strong location conditions, and effectively marketing current products and new product offerings. If these efforts become less successful, we may not be able to maintain or improve the levels of comparable sales that we have experienced in the past, which could adversely impact our profitability and overall business results. In addition, competition and pricing pressures from competitors may also materially adversely impact our operating margins. Our comparable sales growth could be lower than our historical average or our future target for many reasons, including general economic conditions, operational performance, price inflation or deflation, rising interest rates, recession fears, industry competition, new competitive entrants near our locations, price changes in response to competitive factors, the impact of new locations entering the comparable base, cycling against any year or quarter of above-average sales results, unfavorable weather conditions, supply shortages or other operational disruptions, the number and dollar amount of consumer transactions in our locations, our ability to provide product or service offerings that generate new and repeat visits to our locations, and the level of consumer engagement that we provide in our locations. Opening new locations in our established markets may result in inadvertent oversaturation, temporary or permanent diversion of consumers, and sales from our existing locations to new locations and reduced comparable sales, thus adversely affecting our overall financial performance. These factors may cause our comparable sales results to be materially lower than in recent periods, which could harm our profitability and business.

Past growth may not be indicative of future growth.

Historically, we have experienced substantial sales growth through organic market share gains, new location openings, and acquisitions that have increased our size, scope, and geographic footprint. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. While we contemplate continued growth through internal expansion and acquisitions, we may not be able to:

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

Our business is significantly dependent on our ability to meet our labor needs.

In order to maintain and continue expanding our operations, we depend on our ability to attract and retain qualified team members. Competition for non-entry-level personnel, particularly for team members with retail experience, is significant. Additionally, our ability to maintain a consistent level of high-quality customer service in our stores is critical to our success. Many of our store team members are in entry-level positions that historically have high rates of turnover. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of qualified persons in the work forces of the markets in which we operate, which is impacted by factors including competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, and the potential adoption of new or revised employment and labor laws and regulations. If we are unable to locate, attract, or retain qualified personnel, or if costs of labor or other related costs increase significantly, our financial performance could be adversely affected.

We are subject to, and may in the future be subject to, legal or other proceedings that could have a material adverse effect on us.

From time-to-time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims, intellectual property claims, and other proceedings arising in or outside of the ordinary course of business. In addition, there are an increasing number of cases being filed against companies generally, including class-action allegations under federal and state wage and hour laws. We could be exposed to legal proceedings arising out of the ongoing COVID-19 pandemic, including wrongful death actions brought on behalf of employees who contracted COVID-19 while performing their employment-related duties. We estimate our exposure to these legal proceedings and establish reserves for the probable and reasonably estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings or changes in management’s forecast assumptions or predictions could have a material adverse impact on our results of operations.

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

Most of our competition comes from regional and local independent retailers. National home improvement and retailers, such as Home Depot, Lowe’s, and local and regional hardware stores, compete with us mainly on a seasonal basis during the spring and summer months, but experience significantly higher foot traffic than our retail locations. We also face competition from mass-market retail competitors, such as Walmart and Costco, who devote shelf space to merchandise and products targeted to our consumers, as well as online mass-market retailers such as Amazon, who devote online categories to merchandise and products targeted to our consumers. Historically, mass-market retailers have generally expanded by adding new stores and product breadth, but their product offerings of pool-related products have remained relatively constant. If pool and spa owners are attracted by the convenience afforded by any of our competitors, they may be less inclined to purchase products and/or services from us.

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

Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, rising interest rates, inflation, disposable income levels, consumer confidence, recession fears, and access to credit. In economic downturns, the demand for swimming pool and spa related products and services may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool-eligible households, and swimming pool construction. A weak economy may also cause consumers to defer discretionary replacement and refurbishment activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Similarly, slow growth in the number of pool-eligible households can have a lasting negative impact by limiting the potential for future growth of the pool and spa maintenance market.

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools, spas and related products. Unfavorable economic conditions and downturn in the housing market can result in significant tightening of credit markets, which limit the ability of consumers to access financing for new swimming pools, spas, and related supplies, and consequently, replacement, repair, and maintenance of equipment. Tightening consumer credit could prevent consumers from obtaining financing for pool and spa projects, which could negatively impact our sales of products and services.

The ongoing COVID-19 pandemic and associated responses could adversely impact our business and results of operations.

The ongoing COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have periodically imposed, and others in the future may impose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders, and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary location closures, limitation of location hours, limitations on the number of people in locations or in warehouses, enhanced requirements on sanitation, social distancing practices, and travel restrictions, among other effects. Historically, we were able to continue to operate as an essential business under substantially all relevant state and local regulations, and if this changes under future government orders and restrictions, it will adversely impact our financial condition and operating results.

The long-term impact of the ongoing COVID-19 pandemic on our financial condition or results of operations remains uncertain, in particular, due to external factors related to the pandemic and as COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world. In particular, COVID-19 could have significant disruption to our supply chain for products we sell, which could have a material impact on our sales and earnings. Accordingly, COVID-19 may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate. The ultimate impact will depend on the severity and duration of the current ongoing COVID-19 pandemic and future resurgences and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing, and difficult to predict. Our growth rates during the ongoing COVID-19 pandemic may not be sustainable and may not be indicative of future growth.

The demand for pool chemicals may be affected by consumer attitudes towards products for environmental or safety reasons.

We could be adversely affected if consumers lose confidence in the safety and quality of our products. The demand for the pool chemicals sold by us may also be affected by changes in consumer attitudes toward pool chemical products for environmental or safety reasons. To the extent more environmentally friendly alternative pool and spa water treatment methods emerge, we may not be successful in adopting them in a timely manner.

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

Our numerous procedures and protocols designed to mitigate cybersecurity risks (including processes for timely notification of appropriate personnel, for assessment and resolution of cybersecurity incidents, and for company-wide training programs, our investments in information technology security and our updates to our business continuity plan) may not prevent or effectively mitigate adverse consequences from cybersecurity risks. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyberattacks, intrusions, or other breaches, could result in the unauthorized access to consumer data, credit card information, and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations, putting us at a competitive disadvantage. Such a breach could result in damage to our reputation and subject us to potential litigation, liability, fines, and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.

Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries, and other events or developments may result in future intrusions into or compromise of our networks, payment card terminals, or other payment systems.

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

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”) issued by the PCI Council and to the American National Standards Institute (“ANSI”) data encryption standards and payment network security operating guidelines, as well as the Fair and Accurate Credit Transactions Act (“FACTA”). Failure to comply with these guidelines or standard may result in the imposition of financial penalties or the allocation by debit and credit card companies of the costs of fraudulent charges to us. Despite our efforts to comply with these or other payment card standards and other information security measures, we cannot be certain that all of our IT systems will be able to prevent, contain, or detect all cyberattacks or intrusions from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage, or misappropriation of information, we may be adversely affected by claims from consumers, financial institutions, regulatory authorities, payment card associations, and others. In addition, privacy and information security laws and standards continue to evolve and could expose us to further regulatory burdens. The cost of complying with stricter laws and standards, including PCI DSS, ANSI, and FACTA data encryption standards and the California Consumer Privacy Act, which took effect in January 2020, and the California Privacy Rights Act, which is expected to take effect on January 1, 2023, and other state data privacy regulations that we may be subject to in the future, could be significant.

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

Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced ESG goals, including our commitments to diversity and inclusion. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Additionally, standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time-to-time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment or partner could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.

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

We rely on various suppliers and vendors to provide and deliver product inventory on a continuous basis, some of which are located outside of the United States. These suppliers (and those they depend upon for materials and services) are subject to risks, including from natural or man-made disasters or extreme weather (including as a result of climate change), public safety issues, geopolitical events and security issues (including terrorist attacks and armed hostilities), power outages, labor or trade disputes, union organizing activities, financial liquidity problems, and similar events, as well as supply constraints and general economic, social, and political conditions that can limit their ability to provide us (or our suppliers) with quality products and services in a timely manner. The occurrence of these or other unexpected events can cause us to suffer significant product inventory losses and significant lost revenue. For example, due to the ongoing COVID-19 pandemic and the resulting disruption of workplaces and the economy, the ability of certain vendors to supply required products has been impaired as a result of labor shortages, government mandated shutdown orders, impaired financial conditions, or for other reasons. The supply of these products may not return to pre-COVID-19 levels, or products may return to pre-COVID levels at different times, and our efforts to ensure in-stock positions for all of the products that our consumers require may not be successful.

The cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

Our principal chemical raw materials are granular chlorine compounds, which are commodity materials. The prices of granular chlorine compounds are a function of, among other things, manufacturing capacity and demand. We have generally passed through chlorine price increases to our consumers. The price of granular chlorine compounds may increase in the future and we may not be able to pass on any such increase to our consumers. We purchase granular chlorine compounds primarily from the nation’s largest suppliers. The alternate sources of supply we currently view as reliable may ultimately be unable to supply us with all of our raw materials and finished goods, including chlorine products. Additionally, significant price fluctuations or shortages in raw materials needed for our products have increased our cost of goods sold for certain products and may cause our results of operations and financial condition to suffer.

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

Any significant interruption to the operations of our distribution centers could affect our ability to distribute our products in a timely manner, which could adversely impact our business and financial condition.

We utilize a national network of Company-operated distribution centers as well as third-party operated distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise to appropriate stores or to customers directly. We depend in large part on the orderly operation of our receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and, the overall effective management of such distribution centers. Work stoppage, labor shortages, operations below historical efficiency levels, supply chain disruptions, inclement weather, or other unforeseen events in the areas or regions in which these distribution centers operate could impair our ability to adequately stock our stores, ship products to our e-commerce customers, process returns of products, and may adversely affect our sales and profitability.

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

We depend on a network of suppliers to source our products, including our own branded products. Product quality, warranty claims, or safety concerns could negatively impact our sales and expose us to litigation.

We rely on manufacturers and other suppliers to provide us with the products we sell. As we increase the number of branded products we sell, our exposure to potential liability claims may increase. Product and service quality issues could negatively impact consumer confidence in our brands and our business. If our product and service offerings do not meet applicable safety standards or our consumers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial, and reputational risks, as well as governmental enforcement actions. Actual, potential, or perceived product safety concerns, including health-related concerns, could expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities.

In addition, if our products are defectively designed, manufactured, or labeled, contain defective components or are misused, we may become subject to costly litigation initiated by consumers. Product liability claims could harm our reputation, divert management’s attention from our core business, be expensive to defend, and may result in sizable damage awards against us. Although we maintain product liability insurance, we may not have sufficient insurance coverage for future product liability claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation, significantly increase our expenses, and reduce product sales. Product liability claims could cause us to incur significant legal fees and deductibles and claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and operating results. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain acceptance of our products or to expand our business.

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

We have a substantial amount of indebtedness. As of November 23, 2022, our total borrowings under our amended and restated term loan credit agreement (the “Term Loan”) and our credit facility, as amended from time-to-time, among Leslie’s Poolmart, Inc., the subsidiary borrowers, Leslie’s, Inc., each lender party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent (the “Revolving Credit Facility”), and together, the “Credit Facilities” was $797.9 million. Subject to restrictions in the agreements governing our debt, we may incur additional debt.

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

On March 5, 2021, the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, and the United Kingdom’s Financial Conduct Authority (the “FCA”), the regulatory supervisor of the IBA, announced in public statements (the “Announcements”) that the final publication or representativeness date for one-week and two-month USD LIBOR tenors will be December 31, 2021 and all other USD Libor tenors (overnight, one-month, three-month, six-month and 12-month) will be June 20, 2023. As a result, USD LIBOR will not be available for use in agreement and other instruments after the relevant cessation date and may ultimately cease to be utilized in advance of such relevant cessation date. In April 2018, the United States Federal Reserve commenced publishing the Secured Overnight Financing Rate (“SOFR”), an alternative reference rate to USD LIBOR identified by the Alternative Reference Rates Committee, a group convened by the board of directors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of certain private sector entities, with the participation of the staffs of various U.S. federal agencies. At this time, it is uncertain whether SOFR or other alternative reference rates may become widely accepted alternatives for USD LIBOR. Changes in the method of calculating LIBOR, or the replacement of LIBOR with SOFR or an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flow and liquidity.

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
•
the inability to execute on our share repurchase program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;
•
our performance with respect to ESG and other issues impacting our reputation;
•
general economic conditions in the United States, including rising interest rates, inflationary pressures, and recession fears;
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
•
the liquidity of any such market;
•
the ability of our stockholders to sell their shares of common stock; or
•
the price of our stockholders may obtain for their common stock.

If an active market for our common stock with meaningful trading volume is not maintained, the market price of our common stock may decline materially. Consequently, you may not be able to sell our common stock at prices equal to or greater than the price you paid.

Future sales of common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could be adversely impacted. As of November 23, 2022, we had 183,545,344 shares of common stock outstanding. All such shares are eligible for resale in the public market, subject to applicable securities laws, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The trading price of our common stock could be adversely impacted if any of these certain significant stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

Transactions engaged in by our principal stockholders, our officers, or directors involving our common stock may have an adverse effect on the price of our stock.

Sales of our shares by our officers, directors, and principal stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

From time-to-time, our directors and executive officers may sell shares of our common stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business and result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.

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

Our fifth amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees or stockholders to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against us or our directors or officers arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our fifth amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (iv) any action to interpret, apply, enforce or determine the validity of our fifth amended and restated certificate of incorporation or amended and restated bylaws, (v) any action asserting a claim against us or our directors or officers governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL will have to be brought only in the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any other state court of the State of Delaware, or if no state court of the State of Delaware has subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. The foregoing provision will not apply to claims arising under the Exchange Act or the Securities Exchange Act of 1933, as amended (the “Securities Act”). Unless we consent in writing to the selection of an alternative forum, the federal district court for the District of Delaware shall be, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act against us or any of our directors or officers. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our fifth amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

We will continue to incur increased costs as a result of being a public company, and our management will continue to be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a company with publicly traded securities, we incur greater costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Exchange Act, as well as the Nasdaq listing requirements. These rules and regulations significantly increase our accounting, legal, and financial compliance costs and make some activities more time-consuming. These rules and regulations make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the timing of such costs. Accordingly, increases in costs incurred as a result of being a publicly traded company may adversely affect our business, financial condition, and results of operations.

We identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and our stock price could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. As a public company, we are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting, beginning with this Annual Report on Form 10-K for the year ended October 1, 2022. We must also include a report issued by our independent registered public accounting firm based on their audit of our internal controls over financial reporting.

In connection with our year-end assessment of internal control over financial reporting, we determined that, as of October 1, 2022, we did not maintain effective internal control over financial reporting because of a material weakness associated with ineffective ITGCs in the area of user access over certain IT systems that support the Company’s financial reporting processes. Management also deemed ineffective certain automated and manual business process controls that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT systems. We have taken and continue to take steps to remediate the control deficiencies contributing to the material weakness, such that these controls are designed, implemented and operating effectively. We have improved our controls intended to remediate this material weakness, but we cannot be certain as to when remediation will be complete. Further, remediation efforts place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A Controls and Procedures of this Annual Report.

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

Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our Company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in us, and reduce our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Properties

As of October 1, 2022, we had 990 locations in 39 states, three manufacturing facilities, and six distribution centers supporting our residential locations. In addition, we contract with third-party logistic providers under short-term agreements for additional capacity as needed. Most of our locations operate on five-year leases, which offer significant flexibility as they can be located in a variety of venues, including strip centers, lifestyle centers, and shopping centers. Our current physical network is summarized in the chart below:

State	Number of Locations
Alabama	8
Arizona	97
Arkansas	3
California	169
Colorado	4
Connecticut	16
Delaware	4
Florida	88
Georgia	35
Illinois	10
Indiana	12
Iowa	1
Kansas	6
Kentucky	6
Louisiana	14
Maryland	11
Massachusetts	11
Michigan	6
Mississippi	4
Missouri	13
Nebraska	2
Nevada	25
New Hampshire	3
New Jersey	34
New Mexico	3
New York	34
North Carolina	13
Ohio	17
Oklahoma	21
Oregon	7
Pennsylvania	46
Rhode Island	2
South Carolina	9
Tennessee	13
Texas	209
Utah	3
Virginia	17
Washington	12
Wisconsin	2
Total Locations	990

Our corporate offices are located in Phoenix, Arizona. The 92,669 square foot office building has a current lease term through February 28, 2027, with our ability to exercise two five-year renewal options.

Item 3. Legal Proceedings.

We are subject to litigations, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of October 1, 2022, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on Nasdaq under the “LESL” symbol and began “regular way” trading on Nasdaq on October 29, 2020. Prior to that date, there was no public trading market for our common stock.

As of November 23, 2022, there were 7 stockholders of record, although there is a much larger number of beneficial holders. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Stock Performance Chart

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Leslie’s, Inc. under the Securities Act or the Exchange Act.

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the Nasdaq Global Composite Index and the S&P SmallCap 600 Index. The graph assumes $100 was invested at the market close on October 29, 2020, which was the first day our common stock began trading and its relative performance is tracked through October 1, 2022. Data for the Nasdaq Global Composite Index, S&P 500 Index, and S&P SmallCap 600 Index assume reinvestment of dividends. The graph uses the closing market price on October 29, 2020 of $21.70 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock:

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

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. During the quarter ended October 1, 2022, there were no repurchases under our program and as of October 1, 2022, approximately $148 million remained available for future purchases under our share repurchase program.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2022, 2021, and 2020 refer to the fiscal years ended October 1, 2022, October 2, 2021, and October 3, 2020, respectively. Fiscal 2022 and 2021 included 52 weeks of operations. Fiscal 2020 included 53 weeks of operations.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 990 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

We operate primarily in the pool and spa aftermarket industry, which is one of the most fundamentally attractive consumer categories given its scale, predictability, and growth outlook. We have a highly predictable, recurring revenue model, as evidenced by our 59 consecutive years of sales growth. Approximately 80% of our assortment is comprised of non-discretionary products essential to the care of residential and commercial pools and spas. Our assortment includes chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products. We also offer important essential services, such as equipment installation and repair for residential consumers and professional pool operators. Consumers receive the benefit of extended vendor warranties on purchased products from our locations and on installations or repairs from our certified in-field technicians. We offer complimentary, commercial-grade in-store water testing and analysis via our proprietary AccuBlue® system, which increases consumer engagement, conversion, basket size, and loyalty, resulting in higher lifetime value. Our water treatment expertise is powered by data and intelligence accumulated from the millions of water tests we have performed over the years, positioning us as the most trusted water treatment service provider in the industry. Due to the non-discretionary nature of our products and services, our business has historically delivered strong, uninterrupted growth and profitability in all market environments, including through the Great Recession and the ongoing COVID-19 pandemic.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under United States generally accepted accounting principles (“GAAP”) are sales, gross profit and gross margin, selling, general, and administrative expenses (“SG&A”), and operating income (loss). The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net income (loss), and Adjusted earnings per share.

Sales

We offer a broad range of products that consists of regularly purchased, non-discretionary pool and spa maintenance items such as chemicals, equipment, cleaning accessories and parts, as well as installation and repair services for pool and spa equipment. Our offering of proprietary, owned, and third-party brands across diverse product categories drives sales growth by attracting new consumers and encouraging repeat visits from our existing consumers. Revenue from merchandise sales at retail locations is recognized at the point of sale, revenue from services is recognized when the services are rendered, and revenue from e-commerce merchandise sales is generally recognized upon shipment of the merchandise. Revenue is recorded net of related discounts and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operator customers are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Sales are impacted by product mix and availability, as well as promotional and competitive activities and the spending habits of our consumers. Growth of our sales is primarily driven by comparable sales growth and expansion of our locations in existing and new markets.

Comparable Sales and Comparable Sales Growth

We measure comparable sales growth as the increase or decrease in sales recorded by the comparable base in any reporting period, compared to sales recorded by the comparable base in the prior reporting period. The comparable base includes sales through our locations and through our e-commerce websites and third-party marketplaces. Comparable sales growth is a key measure used by management and our board of directors to assess our financial performance.

We consider a new or acquired location comparable in the first full month after it has completed one year of sales. Closed locations become non-comparable during their last partial month of operation. Locations that are relocated are considered comparable at the time the relocation is complete. Comparable sales is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies.

The number of new locations reflects the number of locations opened during a particular reporting period. New locations require an initial capital investment in location build-outs, fixtures, and equipment, which we amortize over time as well as cash required for inventory.

As of October 1, 2022, we operated 990 retail locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Selling, General and Administrative Expenses

Our SG&A includes selling and operating expenses across our retail locations and digital platform, and our corporate-level general and administrative expenses. Selling and operating expenses at retail locations include payroll, bonus and benefit costs for personnel, supplies, and credit and debit card processing costs. Corporate expenses include payroll, bonus, and benefit costs for our corporate and field support functions, equity-based compensation, marketing and advertising, insurance, utilities, occupancy costs related to our corporate office facilities, professional services, and depreciation and amortization for all assets, except those related to our retail locations and distribution operations, which are included in cost of merchandise and services sold. Selling and operating expenses generally vary proportionately with sales and the change in the number of locations. In contrast, general and administrative expenses are generally not directly proportional to sales and the change in the number of locations but are expected to increase over time to support our growth and public company obligations. The components of our SG&A may not be comparable to the components of similar measures of other companies.

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

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including the ongoing COVID-19 pandemic, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation, and rising interest rates. The extent of the impact of COVID-19 on our financial and operating performance depends significantly on the duration and severity of the pandemic, the actions taken to contain or mitigate its impact, and any changes in consumer behaviors. While it is not possible to predict the likelihood, timing, or severity of future direct and indirect impacts of COVID-19 on our business, due to the non-discretionary nature of our products and services, our business has delivered strong growth and profitability thus far throughout the pandemic, despite restrictions on the operation of our locations and distribution facilities. Significant disruption to our supply chain for products we sell, as a result of COVID-19, geopolitical conflict or otherwise, could have a material impact on our sales and earnings.

Business Acquisitions

See Note 3—Business Combinations to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our business acquisitions.

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

Results of Operations

We derived our consolidated statements of operations for fiscal 2022, 2021, and 2020 from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts).

	Year Ended
Statements of Operations data:	October 1, 2022	October 2, 2021	October 3, 2020
Sales	$1,562,120	$1,342,917	$1,112,229
Cost of merchandise and services sold	888,379	747,757	651,516
Gross profit	673,741	595,160	460,713
Selling, general and administrative expenses	434,987	386,075	314,338
Operating income	238,754	209,085	146,375
Other expense:
Interest expense	30,240	34,410	84,098
Loss on debt extinguishment	—	9,169	—
Other expenses, net	397	2,377	1,089
Total other expense	30,637	45,956	85,187
Income before taxes	208,117	163,129	61,188
Income tax expense	49,088	36,495	2,627
Net income	$159,029	$126,634	$58,561
Earnings per share
Basic	$0.86	$0.68	$0.37
Diluted	$0.85	$0.67	$0.37
Weighted average shares outstanding
Basic	184,347	185,412	156,500
Diluted	186,148	190,009	156,500

Percentage of Sales(1)	(%)	(%)	(%)
Sales	100.0	100.0	100.0
Cost of merchandise and services sold	56.9	55.7	58.6
Gross margin	43.1	44.3	41.4
Selling, general and administrative expenses	27.8	28.7	28.3
Operating income	15.3	15.6	13.2
Other expense:
Interest expense	1.9	2.6	7.6
Loss on debt extinguishment	—	0.7	—
Other expenses, net	0.1	0.2	0.1
Total other expense	2.0	3.4	7.7
Income before taxes	13.3	12.1	5.5
Income tax expense	3.1	2.7	0.2
Net income	10.2	9.4	5.3
Other Financial and Operations data:
Number of new and acquired locations, net	38	17	10
Number of locations open at end of period	990	952	936
Comparable sales growth(2)	10.6%	21.5%	18.0%
Adjusted EBITDA(3)	$292,276	$270,613	$182,770
Adjusted EBITDA as a percentage of sales(3)	18.7%	20.2%	16.4%
Adjusted net income(3)	$176,391	$161,478	$64,973
Adjusted diluted earnings per share	$0.95	$0.85	$0.42

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net income to Adjusted EBITDA and net income to Adjusted net income for fiscal 2022, 2021, and 2020 (in thousands).

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Net income	$159,029	$126,634	$58,561
Interest expense	30,240	34,410	84,098
Income tax expense	49,088	36,495	2,627
Depreciation and amortization expense(1)	30,769	26,553	28,925
Management fees(2)	—	382	4,900
Equity-based compensation expense(3)	11,922	25,621	1,785
Loss on debt extinguishment(4)	—	9,169	—
Costs related to equity offerings(5)	550	10,444	—
Strategic project costs(6)	4,960	—	—
Executive transition costs and other(7)	5,718	905	1,874
Adjusted EBITDA	$292,276	$270,613	$182,770

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Net income	$159,029	$126,634	$58,561
Management fees(2)	—	382	4,900
Equity-based compensation expense(3)	11,922	25,621	1,785
Loss on debt extinguishment(4)	—	9,169	—
Costs related to equity offerings(5)	550	10,444	—
Strategic project costs(6)	4,960	—	—
Executive transition costs and other(7)	5,718	905	1,874
Tax effects of these adjustments(8)	(5,788)	(11,677)	(2,147)
Adjusted net income	$176,391	$161,478	$64,973

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
(3)
Represents charges related to equity-based compensation and the related Company payroll tax expense, which are reported in SG&A in our consolidated statements of operations.
(4)
Represents non-cash expense due to the write-off of deferred financing costs related to the Term Loan modification and the repayment of our senior unsecured notes in fiscal 2021, which are reported in loss on debt extinguishment in our consolidated statements of operations.
(5)
Includes one-time payments of contractual amounts incurred in connection with our IPO that was completed in November 2020, which are reported in SG&A, and costs incurred for follow on equity offerings, which are reported in other (income) expenses, net in our consolidated statements of operations.
(6)
Represents non-recurring costs, such as third-party consulting costs, which are not part of our ongoing operations and are incurred to execute differentiated, strategic projects, and are reported in SG&A in our consolidated statements of operations.
(7)
Includes executive transition costs, losses (gains) on disposition of fixed assets, merger and acquisition costs and other non-recurring, non-cash or discrete items as determined by management. Amounts are reported in SG&A and other (income) expenses, net in our consolidated statements of operations.
(8)
Represents the tax effect of the total adjustments based on our actual statutory tax rate. Amounts are reported in income tax expense in our consolidated statements of operations.

Comparison of Fiscal 2022 and 2021

Sales

Sales increased to $1,562.1 million in fiscal 2022 from $1,342.9 million in fiscal 2021, an increase of $219.2 million or 16.3%. The increase was primarily driven by comparable sales growth of $143.1 million, or 10.6%, in the current fiscal year as well as non-comparable sales of $76.1 million, driven by acquisitions and new locations open for less than 52 weeks.

Gross Profit and Gross Margin

Gross profit increased to $673.7 million in fiscal 2022 from $595.2 million in fiscal 2021, an increase of $78.5 million or 13.2%. Gross margin decreased to 43.1% compared to 44.3% in fiscal 2021, a decrease of 120 basis points. The increase in gross profit was primarily due to increased sales. The decrease in gross margin was primarily due to shifts in business mix, decreased product margin related to promotions and higher product cost, partially offset by distribution and occupancy leverage.

Selling, General and Administrative Expenses

SG&A increased to $435.0 million in fiscal 2022 from $386.1 million in fiscal 2021, an increase of $48.9 million or 12.7%. This increase in SG&A was primarily related to a $57.0 million increase associated with higher sales, inflationary costs associated with payroll and digital marketing expenses and non-comparable SG&A associated with our acquisitions; a $5.0 million increase related to strategic project costs incurred during fiscal 2022; a $4.9 million increase associated with executive transition costs, losses (gains) on disposition of fixed assets, merger and acquisition costs and other non-recurring, non-cash or discrete items; and a $3.9 million increase associated with higher depreciation and amortization expense. These increases were offset by lower non-cash equity-based compensation expense of $13.7 million compared to fiscal 2021 and certain one-time payments of contractual amounts of $8.2 million made in fiscal 2021, both of which were primarily incurred in connection with our IPO.

Total Other Expense

Total other expenses decreased to $30.6 million in fiscal 2022 from $46.0 million in fiscal 2021, a decrease of $15.4 million. The decrease in other expenses was primarily related to a $9.2 million non-cash loss on debt extinguishment related to the refinancing of the Term Loan and repayment of our senior unsecured notes during fiscal 2021, a decrease in interest expense of $4.2 million in fiscal 2022 due to the repayment of our senior unsecured notes with the proceeds of our IPO and $2.0 million of follow-on offering costs incurred in fiscal 2021.

Income Taxes

Income tax expense increased to $49.1 million in fiscal 2022 from $36.5 million in fiscal 2021, an increase of $12.6 million. Our effective tax rate was 23.6% compared to 22.4% for fiscal 2022 and fiscal 2021, respectively, reflecting lower income tax benefits attributable to equity-based compensation awards and research and development credits.

Net Income and Earnings per Share

Net income increased to $159.0 million in fiscal 2022 from $126.6 million in fiscal 2021, an increase of $32.4 million. Diluted earnings per share increased to $0.85 in fiscal 2022 from $0.67 in fiscal 2021.

Adjusted net income increased to $176.4 million in fiscal 2022 from $161.5 million in fiscal 2021, an increase of $14.9 million. Adjusted diluted earnings per share increased to $0.95 in fiscal 2022 compared to $0.85 in fiscal 2021.

Adjusted EBITDA

Adjusted EBITDA increased to $292.3 million in fiscal 2022 from $270.6 million fiscal 2021, an increase of $21.7 million or 8.0%. This increase was due primarily to the increase in comparable sales and gross profit.

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

We believe that COVID-19 has accelerated secular trends in consumer behavior and has favorably impacted our sales. While the duration and effects of the ongoing COVID-19 pandemic are uncertain, we anticipate that the changes in consumer behavior will continue for the foreseeable future.

Gross Profit and Gross Margin

Gross profit increased to $595.2 million in fiscal 2021 from $460.7 million in fiscal 2020, an increase of $134.5 million or 29.2%. Gross margin increased to 44.3% compared to 41.4% in fiscal 2020, an increase of 290 basis points. The increase in gross profit was primarily due to increased sales and gross margin improvements. The increase in gross margin was primarily due to product margin improvements and occupancy leverage, partially offset by business mix.

Selling, General and Administrative Expenses

SG&A increased to $386.1 million in fiscal 2021 from $314.3 million in fiscal 2020, an increase of $71.8 million or 22.8%. The increase in SG&A was primarily due to $55.2 million attributable to the increase in overall sales and our continued investments to support Company growth, $23.8 million related to non-cash equity-based compensation charges for the conversion of performance-based equity units and other equity awards granted at the time of IPO, and $8.2 million of one-time contractual amounts incurred in connection with the IPO, partially offset by lower costs of $6.4 million associated with COVID-19, a reduction in sponsor management fees of $4.5 million due to the termination of our sponsor management agreement at the time of our IPO, lower physical location closure costs of $3.6 million related to the strategic consolidation of certain locations during the first quarter of fiscal 2020, and lower executive transition and other costs of $0.9 million.

Total Other Expense

Total other expense decreased to $46.0 million in fiscal 2021 from $85.2 million in fiscal 2020, a decrease of $39.2 million. This decrease was primarily due to lower interest expense of $49.7 million, due to a reduction in interest rates and the repayment of our senior unsecured notes with the proceeds of our IPO in November 2020, partially offset by a $9.2 million non-cash loss on debt extinguishment related to the repayment of our senior unsecured notes and amendment to the Term Loan during fiscal 2021.

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

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. Sales and earnings are highest during the third and fourth fiscal quarters, which include April through September, and represent the peak months of swimming pool use. In fiscal 2022, we generated approximately 75% of our sales and 95% of our Adjusted EBITDA in the third and fourth quarters of our fiscal year. Sales are substantially lower during our first and second fiscal quarters. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital, and capital expenditures related to new locations and other growth initiatives. While these investments drive performance during the primary selling season in our third and fourth fiscal quarters, they have a negative impact during our first and second fiscal quarters.

We typically experience a build-up of inventory and accounts payable during the first and second fiscal quarters in anticipation of the peak swimming pool supply selling season. We negotiate extended payment terms with certain of our primary suppliers as we receive merchandise in December through March, and we pay for merchandise in April through July.

The principal external factor affecting our business is weather. Hot weather can increase purchases of chemicals and other non-discretionary products as well as purchases of discretionary products and can drive increased purchases of installation and repair services. Unseasonably cool weather or significant amounts of rainfall during the peak sales season can reduce chemical consumption in pools and spas and decrease consumer purchases of our products and services. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and impact timing around pool openings and closings and, therefore, our total sales and timing of our sales.

We generally open new locations before our peak selling season begins and we close locations after our peak selling season ends. We expect that our quarterly results of operations will fluctuate depending on the timing and amount of sales contributed by new locations.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowing availability under our Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, debt service requirements, and repurchases of shares of our common stock with internally generated cash on hand and through our Revolving Credit Facility.

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $112.3 million and $343.5 million as of October 1, 2022 and October 2, 2021, respectively. As of October 1, 2022 and October 2, 2021, we did not have any outstanding borrowings under our Revolving Credit Facility.

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

As of October 1, 2022, outstanding standby letters of credit totaled $10.0 million, and after considering borrowing base restrictions, we had $190.0 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of October 1, 2022, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Net cash provided by operating activities	$66,644	$169,272	$102,138
Net cash used in investing activities	(138,981)	(35,355)	(26,811)
Net cash (used in) provided by financing activities	(158,868)	53,780	(10,425)
Net (decrease) increase in cash and cash equivalents	$(231,205)	$187,697	$64,902

Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $66.6 million in fiscal 2022 from $169.3 million in fiscal 2021, a decrease of $102.7 million. This decrease was primarily driven by changes in working capital related to business acquisitions and strategic investment in product inventories to meet heightened customer demand across product categories.

Net cash provided by operating activities increased to $169.3 million in fiscal 2021 from $102.1 million in fiscal 2020, an increase of $67.2 million. This increase was primarily driven by the increase in net income related to our sales growth, partially offset by changes in working capital related to the strategic investment in product inventories to meet heightened customer demand across product categories.

Cash Used in Investing Activities

Net cash used in investing activities increased to $139.0 million in fiscal 2022 from $35.4 million in fiscal 2021, an increase of $103.6 million. This increase was primarily driven by higher investments for business acquisitions of $98.8 million and investments in property and equipment of $2.8 million, primarily related to new and existing retail locations and distribution centers, compared to fiscal 2021.

Net cash used in investing activities increased to $35.4 million in fiscal 2021 from $26.8 million in fiscal 2020, an increase of $8.6 million. This increase was primarily driven by an increase in investments in information technology initiatives.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities in fiscal 2022 of $158.9 million was primarily related to the repurchase and retirement of common stock of $152.1 million and net repayment of debt of $8.1 million, partially offset by proceeds from option exercises of $1.4 million.

Net cash provided by financing activities in fiscal 2021 of $53.8 million was primarily related to net proceeds raised during our IPO in November 2020 of $458.6 million, partially offset by a $396.1 million repayment of long-term debt. Net cash used in financing activities in fiscal 2020 of $10.4 million was related to the net paydown of long-term debt.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. As of October 1, 2022, approximately $148 million remained available for future purchases under our share repurchase program (see Note 16—Share Repurchase Program).

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash obligations as of October 1, 2022 (in thousands):

	Payments Due By Period
	Total	2023	2024	2025	2026	2027	Thereafter
Revolving Credit Facility (1)	$—	$—	$—	$—	$—	$—	$—
Term Loan	797,850	8,100	6,075	10,125	8,100	8,100	757,350
Letters of credit	9,983	9,983	—	—	—	—	—
Purchase commitments (2)	16,650	4,143	4,422	3,366	3,120	1,339	260
Operating lease obligations (3)	272,291	71,851	67,558	51,216	40,959	22,844	17,863
Total	$1,096,774	$94,077	$78,055	$64,707	$52,179	$32,283	$775,473

(1)
We are required to pay a commitment fee of 0.25% based on the unused portion of the Revolving Credit Facility.
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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgements. Based on this definition, we have identified the critical accounting policies and judgements addressed below. We base these estimates on historical results and various other assumptions we believe to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Vendor Rebates

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve various measures. These measures generally relate to the volume level of purchases. We estimate the amount recorded, generally as a reduction of the prices of the vendor’s products and therefore a reduction of inventory at the end of each period based on a detailed analysis of inventory and of the facts and circumstances of various contractual agreements with vendors. Once we sell the product we recognize such consideration as a reduction of cost of merchandise and services sold in our consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory.

Inventories

Inventories are stated at the lower of cost or market or net realizable value. We value inventory using the weighted-average cost method. We evaluate inventory for excess and obsolescence and record necessary reserves. We provide provisions for losses related to inventories based on management’s judgement regarding historical purchase cost, selling price, margin, and current business trends. If actual demand or market conditions are different than those projected by management, future margins may be unfavorably or favorably affected by adjustments to these estimates. When an inventory item is sold or disposed, the associated reserve is released at that time. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate our inventory reserve.

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

The accounting for business combinations requires us to make estimates and assumptions at the acquisition date with respect to the fair value of assets acquired and liabilities assumed as well as the useful lives of those acquired intangible assets. Critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to; future expected cash flows, historical and expected customer attribution rates and royalty and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In addition, the consideration for an acquisition may include future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration at fair value on the acquisition date. We estimate the fair values through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. The fair value is remeasured at the end of each period and changes in fair value are recorded in within SG&A in the consolidated statements of operations. Determining the fair value of the contingent consideration requires management to make assumptions and judgements. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the values of our acquired intangible assets contingent considerations liabilities.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our borrowings include our Revolving Credit Facility and Term Loan. Our Revolving Credit Facility provides for revolving loans of up to $200.0 million, with a sub-commitment for issuance of letters of credit of $25.0 million. Because our borrowings bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of October 1, 2022, we had variable rate debt outstanding of $797.9 million under our Term Loan. No amounts were outstanding under our Revolving Credit Facility as of October 1, 2022. Based on the outstanding variable rate loan balance for the Term Loan, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $8.0 million over the next 12 months. From time-to-time, we may enter into interest rate hedges or cap agreements to manage interest rate risk.

The United Kingdom’s Financial Conduct Authority announced the phased cessation of the publication of LIBOR beginning after 2021 and continuing through 2023. When LIBOR is discontinued, we may need to change the terms of certain of our floating rate notes, interest rate cap agreements, and credit instruments which utilize LIBOR as a benchmark in determining the interest rate, to replace LIBOR with the new standard that is established. As a result, we may incur incremental costs in the transition to a new standard, and interest rates on our current or future indebtedness may be adversely affected by the new standard. A decision has not been finalized regarding the replacement rates. As such, the potential effect of any such event on our cost of capital cannot yet be determined, but we do not expect it to have a material impact to our consolidated financial condition, results of operations, or cash flows.

Impact of Inflation

We experience inflation and deflation related to our purchase of certain products. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. We actively manage the impact of inflation, including tariffs, through strong relationships with our diverse supplier base, vendor negotiation, and promotion management. We also strategically invest through inventory purchases in order to obtain favorable pricing ahead of any vendor price increases. In order to mitigate price volatility, we monitor price fluctuations and may adjust our selling prices accordingly; however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate. Although we may experience periodic effects on sales, gross profit, gross margins, and cash flows as a result of changing prices, including most recently from inflationary pressures due primarily to supply chain disruptions complicated by the ongoing COVID-19 pandemic, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy. We currently do not use derivative instruments to manage these risks.

Item 8. Financial Statements and Supplementary Data.

LESLIE’S, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the fiscal years ended October 1, 2022, October 2, 2021, and October 3, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Leslie’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leslie’s, Inc. (the Company) as of October 1, 2022 and October 2, 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended October 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 30, 2022 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Vendor Rebates

Description of the Matter

As discussed in Note 2, certain of the Company’s arrangements with vendors provide for consideration when various measures are achieved, which are generally based on purchase volumes. The Company generally accounts for vendor programs as a reduction of the prices of the vendor’s products and therefore a reduction of inventory until they sell the product, at which time they recognize such consideration as a reduction of cost of merchandise and services sold. The Company had $19.5 million of vendor rebate receivables as of October 1, 2022.

Auditing vendor rebates was challenging due to the extent of audit effort required resulting from the volume of individual transactions and complexities in evaluating the Company’s compliance with the terms of the vendor agreements.

How We Addressed the Matter in Our Audit

To test the vendor rebates, we performed audit procedures that included, among others, testing a sample of vendor rebates by evaluating the inputs used and the terms of the contractual agreements. We recalculated the amount of the vendor rebate income earned and amounts recognized as a reduction of cost of merchandise and services sold, and reduction of the carrying cost of inventory, based on the inputs and the terms of the agreements. We also performed substantive analytical procedures by developing an expectation based on historical amounts recorded and compared our expectation to the amounts recorded. In addition, we selected a sample of vendor rebate receivables and confirmed the amount outstanding directly with the vendors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Phoenix, Arizona

November 30, 2022

LESLIE’S, INC.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	October 1, 2022	October 2, 2021
Assets
Current assets
Cash and cash equivalents	$112,293	$343,498
Accounts and other receivables, net	45,295	38,860
Inventories	361,686	198,789
Prepaid expenses and other current assets	23,104	20,564
Total current assets	542,378	601,711
Property and equipment, net	78,087	70,335
Operating lease right-of-use assets	236,477	212,284
Goodwill and other intangibles, net	213,701	129,020
Deferred tax assets	1,268	3,734
Other assets	37,720	25,148
Total assets	$1,109,631	$1,042,232
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$266,972	$233,597
Operating lease liabilities	60,373	61,071
Income taxes payable	12,511	6,945
Current portion of long-term debt	8,100	8,100
Total current liabilities	347,956	309,713
Operating lease liabilities, noncurrent	179,835	160,037
Long-term debt, net	779,726	786,125
Other long-term liabilities	65	3,915
Total liabilities	1,307,582	1,259,790
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 183,480,545 and 189,821,011 issued and outstanding as of October 1, 2022 and October 2, 2021, respectively.	183	190
Additional paid in capital	89,934	204,711
Retained deficit	(288,068)	(422,459)
Total stockholders’ deficit	(197,951)	(217,558)
Total liabilities and stockholders’ deficit	$1,109,631	$1,042,232

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Sales	$1,562,120	$1,342,917	$1,112,229
Cost of merchandise and services sold	888,379	747,757	651,516
Gross profit	673,741	595,160	460,713
Selling, general and administrative expenses	434,987	386,075	314,338
Operating income	238,754	209,085	146,375
Other expense:
Interest expense	30,240	34,410	84,098
Loss on debt extinguishment	—	9,169	—
Other expenses, net	397	2,377	1,089
Total other expense	30,637	45,956	85,187
Income before taxes	208,117	163,129	61,188
Income tax expense	49,088	36,495	2,627
Net income	$159,029	$126,634	$58,561
Earnings per share:
Basic	$0.86	$0.68	$0.37
Diluted	$0.85	$0.67	$0.37
Weighted average shares outstanding:
Basic	184,347	185,412	156,500
Diluted	186,148	190,009	156,500

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, September 28, 2019	156,500	$157	$(279,848)	$(607,666)	$(887,357)
Impact of adoption of new accounting pronouncements	—	—	—	12	12
Equity-based compensation	—	—	1,785	—	1,785
Net income	—	—	—	58,561	58,561
Balance, October 3, 2020	156,500	$157	$(278,063)	$(549,093)	$(826,999)
Issuance of common stock upon initial public offering, net of offering costs	30,000	30	458,557	—	458,587
Issuance of common stock under the Plan	3,321	3	—	—	3
Equity-based compensation	—	—	24,217	—	24,217
Net income	—	—	—	126,634	126,634
Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)
Issuance of common stock under the Plan	1,160	1	1,377	—	1,378
Equity-based compensation	—	—	11,346	—	11,346
Repurchase and retirement of common stock	(7,500)	(8)	(127,500)	(24,638)	(152,146)
Net income	—	—	—	159,029	159,029
Balance, October 1, 2022	183,481	$183	$89,934	$(288,068)	$(197,951)

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Operating Activities
Net income	$159,029	$126,634	$58,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,769	26,553	28,925
Equity-based compensation	11,346	24,217	1,785
Amortization of deferred financing costs and debt discounts	1,982	2,483	3,489
Provision for doubtful accounts	1,186	2,105	577
Deferred income taxes	2,466	2,848	(7,823)
Loss (gain) on disposition of assets	466	(1,606)	785
Loss on debt extinguishment	—	9,169	—
Changes in operating assets and liabilities:
Accounts and other receivables	(7,621)	(9,484)	1,813
Inventories	(143,147)	(47,787)	1,762
Prepaid expenses and other current assets	(1,476)	2,674	(14,959)
Other assets	(12,670)	(11,164)	(13,023)
Accounts payable and accrued expenses	23,841	35,756	38,065
Income taxes payable	5,566	5,088	(4,856)
Operating lease assets and liabilities, net	(5,093)	1,786	7,037
Net cash provided by operating activities	66,644	169,272	102,138
Investing Activities
Purchases of property and equipment	(31,726)	(28,931)	(20,630)
Business acquisitions, net of cash acquired	(107,663)	(8,868)	(6,188)
Proceeds from disposition of fixed assets	408	2,444	7
Net cash used in investing activities	(138,981)	(35,355)	(26,811)
Financing Activities
Borrowings on Revolving Credit Facility	45,000	—	238,750
Payments on Revolving Credit Facility	(45,000)	—	(238,750)
Repayment of long-term debt	(8,100)	(396,135)	(10,425)
Issuance of long-term debt	—	907	—
Payment of deferred financing costs	—	(9,579)	—
Proceeds from options exercised	1,378	—	—
Repurchase and retirement of common stock	(152,146)	—	—
Proceeds from issuance of common stock upon initial public offering, net	—	458,587	—
Net cash (used in) provided by financing activities	(158,868)	53,780	(10,425)
Net (decrease) increase in cash and cash equivalents	(231,205)	187,697	64,902
Cash and cash equivalents, beginning of year	343,498	155,801	90,899
Cash and cash equivalents, end of year	$112,293	$343,498	$155,801
Supplemental Information:
Interest	$32,617	$36,408	$88,678
Income taxes, net of refunds received	41,149	28,559	15,305

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, and cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 990 Company-operated locations in 39 states and e-commerce websites.

Initial Public Offering

In November 2020, we completed an IPO of 30.0 million shares of common stock at a public offering price of $17.00 per share for net proceeds of $458.6 million, after deducting underwriting discounts and commissions of $45.0 million and offering costs of $6.3 million. We used the net proceeds from the IPO to repay the entire outstanding amount related to our $390.0 million senior unsecured notes. The remaining proceeds were used for working capital and general corporate purposes.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying consolidated financial statements following GAAP. The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated.

All share and per share information included in the accompanying consolidated financial statements has been retroactively adjusted to reflect a 156,500-for-1 stock split which was effected on October 23, 2020. The par value of the common stock was not adjusted as the result of the stock split.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2022, 2021, and 2020 refer to the 52 weeks ended October 1, 2022 and October 2, 2021, respectively, and 53 weeks ended October 3, 2020.

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

Seasonality

Our business is highly seasonal. Sales and earnings are highest during our third and fourth fiscal quarters, being April through September, which represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters.

Prior Period Reclassifications

Reclassifications of certain immaterial prior period amounts have been made to conform to current period presentation.

Use of Estimates

Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net income during any period. Actual results could differ from those estimates.

Significant estimates underlying the accompanying consolidated financial statements include inventory reserves, lease assumptions, vendor rebate programs, our loyalty program, the determination of income taxes payable and deferred income taxes, sales returns reserve, self-insurance liabilities, the recoverability of intangible assets and goodwill, fair value of assets acquired in a business combination; and contingent consideration related to business combinations.

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

Fair Value Measurements

We use fair value measurements to record the fair value of certain assets and to estimate the fair value of financial instruments not recorded at fair value but required to be disclosed at fair value.

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

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Value is determined using pricing models, discounted cash flow methodologies, or similar techniques and also includes instruments for which the determination of fair value requires significant judgment or estimation.

As of October 1, 2022 and October 2, 2021, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during fiscal 2022, 2021, and 2020, respectively.

The fair value of our amended and restated term loan credit agreement (“Term Loan”) due in 2028 was determined to be $760.0 million and $802.9 million as of October 1, 2022 and October 2, 2021, respectively. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

Vendor Rebates

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve various measures. These measures generally relate to the volume level of purchases from our vendors. We generally account for vendor programs as a reduction of the prices of the vendor’s products and therefore a reduction of inventory until we sell the product, at which time we recognize such consideration as a reduction of cost of merchandise and services sold in our consolidated statements of operations. Accounts and other receivables include vendor rebate receivables of $19.5 million and $20.2 million as of October 1, 2022 and October 2, 2021, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, counterparty credit risk, consumer credit risk and application of the specific identification method.

Inventories

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

The consideration for an acquisition may include future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration at fair value on the acquisition date. We estimate the fair values through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. The fair value is remeasured at each reporting date and changes in fair value are recorded in within SG&A in the consolidated statements of operations. Determining the fair value of the contingent consideration requires management to make assumptions and judgements.

We expense all acquisition-related costs as incurred in SG&A expenses in our consolidated statements of operations.

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

We evaluate our long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The evaluation for long-lived assets (asset group) is performed at the lowest level of identifiable cash flows, which, for location assets, is the individual location level. The assets of a physical location with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flows with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. There was no impairment charge in fiscal 2022 or 2021. The impairment charges for long-lived assets were not material to our consolidated financial statements in fiscal 2020. Impairment charges are recorded in SG&A in our consolidated statements of operations.

Cloud Computing Arrangements

From time-to-time, we enter into various agreements with unaffiliated third parties for assistance with technical development work related to our security-related software and systems and other ongoing projects. Expenditures for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor are capitalized generally in the same manner as internal use software and are recorded as other assets in our consolidated balance sheets. Such costs are amortized over the life of the related cloud computing arrangement. As of October 1, 2022 and October 2, 2021, approximately $9.7 million and $5.2 million associated with these agreements are included in prepaid expenses and other current assets in our consolidated balance sheets, respectively. In addition, as of October 1, 2022 and October 2, 2021, approximately $35.7 million and $23.1 million associated with these agreements are included in other assets in our consolidated balance sheets, respectively.

Goodwill and Other Intangibles, Net

Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually (in the fourth quarter) or more frequently if impairment indicators arise. Goodwill can be evaluated for impairment, at our option, by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than the carrying amount, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo a qualitative assessment and perform a quantitative test. The quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.

If a quantitative test is performed, we would estimate the value considering the use of various valuation techniques which may use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales growth, operating margins, discount rates and valuations multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Some of the inherent estimates and assumptions used in this analysis are outside the control of management, including cost of capital, tax rates and market EBITDA comparables.

Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed. We evaluate amortizable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Intangible assets useful lives are reviewed annually.

For our indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not the intangible asset is impaired. Similar to goodwill, we can also elect to forgo a qualitative test for indefinite life intangible assets and perform a quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We evaluate whether certain trade names continue to have an indefinite life annually.

After we made our assessments, it was determined that there was no impairment related to goodwill or other intangible assets during fiscal 2022, 2021, and 2020.

Leases

We enter into contractual arrangements for the utilization of certain non-owned assets which are evaluated as finance or operating leases upon commencement and are accounted for accordingly. Specifically, a contract is or contains a lease when (1) the contract contains an explicitly or implicitly identified asset and (2) we obtain substantially all of the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is or contains a lease at inception of the contract.

We lease certain retail locations, warehouse and distribution space, office space, equipment, and vehicles. A substantial majority of our leases have an initial lease term of five years, typically with the option to extend the lease for at least one additional five-year term. Some of our leases may include the option to terminate in less than five years. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including market conditions, real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these considerations, we generally conclude that the exercise of renewal options would not be reasonably certain in calculating our operating lease liability at commencement. The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate, which is updated on a periodic basis as the discount rate for the present value of lease payments. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are generally our obligations under our lease agreements. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligation for those payments is incurred. For variable payments dependent upon an index or rate, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the measurement of our operating lease liabilities as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of 12 months or less upon commencement are considered short-term in nature and as such are not included in the measurement of our operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. In addition, we do separate lease and non-lease components (e.g., common area maintenance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customer, in an amount that reflects the consideration we expect to be entitled to in exchange for such goods or services. Revenue from merchandise sales at retail locations is recognized at the point of sale and revenue from services is recognized when the services are rendered. Revenue from e-commerce merchandise sales is recognized either at the time of pick-up at one of our locations or at the time of shipment, depending on the customer’s order designation. Revenue is recorded net of related discounts, loyalty point deferrals, and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operators are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Shipping and handling are treated as costs to fulfill the contract and not a separate performance obligation.

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

Our loyalty program, Pool PerksTM, allows members to earn reward points based on their purchases. Once a loyalty member achieves a certain point level, the member earns an award that may be used on future purchases. Points are valid for 12 months from issuance. We defer revenue related to earned points that have not yet been redeemed. The amount of deferred revenue is based on the estimated standalone selling price of points earned by members and reduced by the percentage of points expected to be redeemed. The estimated redemption percentage is based on historical redemption trends, current trends, and other relevant factors. Revenue is recognized when the rewards are redeemed, expired, or based on estimated breakage. As of October 1, 2022 and October 2, 2021, deferred revenue related to the loyalty program was $4.6 million and $5.9 million, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

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

Advertising

We expense advertising costs as incurred. Advertising costs for fiscal 2022, 2021, and 2020 were approximately $38.0 million, $25.4 million, and $19.4 million, respectively.

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

We determined there were no material uncertain tax positions as of October 1, 2022 and October 2, 2021.

Equity-Based Compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. See Note 17—Equity-Based Compensation for further discussion.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries, and interim reporting that are present within existing GAAP rules. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. We adopted ASU 2019-12 as of October 3, 2021, (as of the beginning of fiscal 2022) and its adoption did not have a material impact on our consolidated financial statements.

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates, and particularly, the risk of cessation of the London Inter-Bank Offer Rate (“LIBOR”) related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective upon issuance and may be applied through December 31, 2022. In anticipation of the adoption and based on management’s initial evaluation of the projected impact to our consolidated financial statements, we do not estimate there to be a material impact.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which includes certain amendments to improve, simplify, and provide consistency for recognition and measurement of acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments require that an acquirer recognize and measure such contract assets and contract liabilities under Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The amendments also allow for election of certain practical expedients, which are applied on an acquisition-by-acquisition basis. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including for any interim period, and if so elected, the amendments are applied retrospectively for any acquisitions that occurred in the fiscal year of interim adoption. We adopted ASU 2021-08 during the second quarter of fiscal 2022, and its adoption did not have a material impact on our consolidated financial statements.

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

Fiscal 2022 Acquisitions

In fiscal 2022, we acquired six businesses for an aggregate purchase price of $107.7 million, inclusive of contingent consideration of up $4.0 million if certain performance metrics are achieved within one to three years of the respective closing dates. These acquisitions expanded our pool and spa footprint and added 27 new retail locations as well as expanded our manufacturing capabilities. The following table sets forth the preliminary purchase price allocation of these acquisitions, net of immaterial measurement period adjustments, in the aggregate (in thousands). The purchase accounting for two of the six acquisitions is complete.

Total
Total purchase consideration, net of cash acquired	$107,663
Fair value of assets acquired and liabilities assumed:
Inventories	20,050
Finite-lived intangible assets	15,200
Other assets and liabilities, net	1,692
Total assets acquired, net of liabilities assumed	36,942
Goodwill	$70,721

Fiscal 2021 Acquisitions

In fiscal 2021, we acquired three businesses for an aggregate purchase price of $8.9 million. These acquisitions consisted of retailers of supplies and services for hot tubs and swim spas and added eight locations. During fiscal 2022, we recorded measurement period adjustments resulting in an increase in goodwill of $1.7 million related to these acquisitions. The purchase accounting for these acquisitions is complete.

Note 4—Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	October 1, 2022	October 2, 2021
Balance at beginning of the year	$101,114	$93,295
Acquisitions, net of measurement period adjustments	72,399	7,819
Balance at the end of the year	$173,513	$101,114

Other Intangible Assets

Other intangible assets consisted of the following as of October 1, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	11.0	$24,440	$(5,907)	$18,533
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	6.5	8,683	(7,379)	1,304
Consumer relationships	7.9	24,100	(13,339)	10,761
Other intangibles	6.2	6,620	(6,380)	240
Total		$73,193	$(33,005)	$40,188

Other intangible assets consisted of the following as of October 2, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	6.6	$5,940	$(5,274)	$666
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.5	8,633	(7,123)	1,510
Consumer relationships	6.4	19,000	(11,688)	7,312
Other intangibles	7.0	6,620	(5,952)	668
Total		$57,943	$(30,037)	$27,906

Other intangible assets consisted of the following as of October 3, 2020 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	3.6	$5,540	$(5,139)	$401
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	8.3	8,633	(6,872)	1,761
Consumer relationships	6.1	17,200	(10,118)	7,082
Other intangibles	7.4	6,584	(5,687)	897
Total		$55,707	$(27,816)	$27,891

Amortization expense was $3.0 million, $2.2 million, and $2.6 million in fiscal 2022, 2021, and 2020, respectively. No impairment of goodwill or other intangible assets was recorded during fiscal 2022, 2021, and 2020.

In the fourth quarter of fiscal 2022, an $8.4 million indefinite-lived trade name intangible asset was reclassified to a finite-lived intangible asset due to a change in the way the asset will be utilized in the future. Prior to reclassifying the trade name to a finite-lived intangible asset, the Company tested it for impairment and determined that the fair value of the asset exceeded the carrying value. This trade name was assigned a 10-year estimated useful life and will be amortized over its useful life on a prospective basis.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our consolidated balance sheet as of October 1, 2022 (in thousands):

Amount
2023	$3,507
2024	2,868
2025	2,772
2026	2,525
2027	2,402
Thereafter	16,764
Total	$30,838

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	October 1, 2022	October 2, 2021
Vendor and other rebates receivable	$24,546	$23,222
Customer receivables	17,708	13,473
Other receivables	4,553	4,621
Allowance for doubtful accounts	(1,512)	(2,456)
Total	$45,295	$38,860

Note 6—Inventories

Inventories consisted of the following (in thousands):

	October 1, 2022	October 2, 2021
Raw materials	$9,065	$4,244
Finished goods	352,621	194,545
Total	$361,686	$198,789

Changes in inventory excess and obsolescence reserves were as follows (in thousands):

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Sale or Disposal of Inventories	Balance at End of Period
2022	$5,856	$865	$(850)	$5,871
2021	$4,939	$1,993	$(1,076)	$5,856
2020	$3,622	$2,659	$(1,342)	$4,939

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 1, 2022	October 2, 2021
Prepaid occupancy costs	$2,139	$7,198
Prepaid sales tax	2,874	2,205
Prepaid other	2,493	2,283
Other current assets	15,598	8,878
Total	$23,104	$20,564

Note 8—Property and Equipment

Property and equipment consist of the following (in thousands):

	October 1, 2022	October 2, 2021
Land	$5,813	$5,813
Buildings and improvements	10,135	10,017
Vehicles, machinery and equipment	42,394	38,738
Leasehold improvements	187,876	171,281
Office furniture, computers and software	168,988	155,511
Construction in process	5,741	10,911
	$420,947	$392,271
Less: accumulated depreciation and amortization	(342,860)	(321,936)
Total	$78,087	$70,335

Depreciation and amortization expense on property and equipment was $27.8 million, $26.6 million, and $28.9 million in fiscal 2022, 2021, and 2020, respectively. Construction in process primarily consisted of leasehold improvements related to new or remodeled locations where construction had not been completed by the end of the period and internal use software as of October 1, 2022 and October 2, 2021, respectively.

Capitalized software additions placed into service were $6.5 million, $2.8 million, and $3.0 million in fiscal 2022, 2021, and 2020, respectively. Capitalized software accumulated amortization totaled approximately $20.9 million and $15.0 million as of October 1, 2022 and October 2, 2021, respectively. Capitalized software and development costs remaining to be amortized were approximately $7.6 million and $6.9 million as of October 1, 2022 and October 2, 2021, respectively.

Note 9—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	October 1, 2022	October 2, 2021
Accounts payable	$156,456	$100,960
Accrued payroll and employee benefits	34,010	40,071
Customer deposits	13,250	19,861
Interest	342	4,898
Inventory related accruals	16,034	12,444
Loyalty and deferred revenue	5,541	6,685
Sales tax	9,130	13,975
Self-insurance reserves	9,280	7,679
Other accrued liabilities	22,929	27,024
Total	$266,972	$233,597

As of October 1, 2022, October 2, 2021, and October 3, 2020, approximately $1.1 million, $1.5 million, and $1.1 million of capital expenditures are included in other accrued liabilities, respectively.

Note 10—Long-Term Debt

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		October 1, 2022	October 2, 2021
Term Loan—due on March 9, 2028	5.62%	(2)	$797,850	$805,950
Revolving Credit Facility	1.25%	(3)	—	—
Senior Unsecured Notes			—	—
Total long-term debt			797,850	805,950
Less: current portion of long-term debt			(8,100)	(8,100)
Less: unamortized discount			(2,805)	(3,285)
Less: deferred financing charges			(7,219)	(8,440)
Long-term debt, net			$779,726	$786,125

(1)
Effective interest rates as of October 1, 2022.
(2)
Carries interest at a specified margin over LIBOR between 2.50% and 2.75% with a minimum LIBOR of 0.50%.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Eurodollar Rate loans.

Term Loan

In March 2021, we entered into an amendment to our Term Loan. The amended Term Loan provides for an $810.0 million secured term loan facility with a maturity date of March 9, 2028. Borrowings under the Term Loan have an initial applicable rate, at our option, of (i) 2.75% for loans that are LIBOR loans and (ii) 1.75% for loans that are ABR loans. The applicable rate of the Term Loan is based on our first lien leverage ratio as follows: (a) if the first lien leverage ratio is greater than 2.75 to 1.00, the applicable rate will be 2.75% for LIBOR loans and 1.75% for ABR loans and (b) the first lien leverage ratio is less than or equal to 2.75 to 1.00, the applicable rate will be 2.50% for LIBOR loans and 1.50% for ABR loans. For LIBOR loans, the loans will bear interest at the adjusted LIBOR rate plus the applicable rate, where the adjusted LIBOR rate will not be less than 0.50%. As a result of the amendment during the fiscal year ended October 2, 2021, we recognized a $1.9 million loss on debt extinguishment on our consolidated statements of operations.

Revolving Credit Facility

In April 2021, we entered into Amendment No. 5 to our $200.0 million Revolving Credit Facility maturing on August 13, 2025 (the “Amendment”). The Amendment has (i) an applicable margin on Base Rate loans with a range of 0.25% to 0.75%, (ii) an applicable margin on Eurodollar Rate loans with a range of 1.25% to 1.75%, (iii) a LIBOR floor of 0%, and (iv) a commitment fee rate of 0.25%.

We are also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment, and negotiation fees. As of October 1, 2022 and October 2, 2021, no amounts were outstanding under the Revolving Credit Facility. The amount available was reduced by $10.0 million and $9.2 million of existing standby letters of credit as of October 1, 2022 and October 2, 2021, respectively.

Senior Unsecured Notes

The senior unsecured notes principal of $390.0 million was paid in full on November 3, 2020, resulting in a loss on debt extinguishment of $7.3 million on our consolidated statements of operations for the fiscal year ended October 2, 2021.

Interest Rate Cap Agreements

In March 2017, we entered into interest rate cap agreements in order to manage the variability of cash flows related to a portion of our floating rate indebtedness. Pursuant to the agreements, we capped LIBOR at 3.00% with respect to the aggregate notional amount of $750.0 million. In March 2021, our interest rate cap agreements expired. The fair value of our interest rate cap agreements was zero as of October 2, 2021, and we did not recognize any gain or loss on our interest rate cap agreements in fiscal 2021.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan and the Revolving Credit Facility do not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of October 1, 2022 and October 2, 2021, respectively.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of October 1, 2022 (in thousands):

Amount
2023	$8,100
2024	6,075
2025	10,125
2026	8,100
2027	8,100
Thereafter	757,350
Total	$797,850

Note 11—Leases

Operating Leases

We lease certain locations, office, distribution, and manufacturing facilities under operating leases that expire at various dates through December 2033. We are obligated to make cash payments in connection with various lease obligations and purchase commitments. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option typically for periods of five or more years. Certain of these arrangements are cancelable on short notice and others require payments upon early termination. We do not have any finance leases.

The following table summarizes the components of lease expense (in thousands):

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Operating lease expense	$72,922	$68,130	$66,642
Variable lease expense	—	1,129	819
Total net lease expense	$72,922	$69,259	$67,461

As of October 1, 2022 and October 2, 2021, operating lease right-of-use assets obtained in exchange for operating lease liabilities totaled $32.6 million and $9.7 million, respectively.

The following table presents the weighted-average remaining lease term and discount rate for operating leases:

	October 1, 2022	October 2, 2021
Weighted-average remaining lease term	4.4 years	4.3 years
Weighted-average discount rate	5.5%	5.1%

The following table summarizes the future annual minimum lease payments as of October 1, 2022 (in thousands):

Amount
2023	$71,851
2024	67,558
2025	51,216
2026	40,959
2027	22,844
Thereafter	17,863
Total	$272,291
Less: amount of lease payments representing imputed interest	32,083
Present value of future minimum lease payments	240,208
Less: current operating lease liabilities	60,373
Operating lease liabilities, noncurrent	$179,835

Note 12—Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended
	October 1, 2022	October 2, 2021	October 1, 2020
Current:
Federal	$37,886	$25,914	$8,188
State	8,736	7,733	2,262
Total Current	46,622	33,647	10,450
Deferred:
Federal	2,556	2,633	(5,844)
State	(90)	215	(1,979)
Total Deferred	2,466	2,848	(7,823)
Total income tax provision	$49,088	$36,495	$2,627

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows (in thousands):

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Federal income tax at statutory rate	$43,705	$34,257	$12,851
Equity-based compensation	(1,025)	(2,360)	375
Section 162(m) limitation	805	2,826	—
Permanent differences	96	564	89
Change in valuation allowance	—	(5,425)	(11,373)
State taxes, net of federal benefit	6,734	7,072	2,503
Other	(1,227)	(439)	(1,818)
Total income tax provision	$49,088	$36,495	$2,627

Our effective income tax rate for fiscal 2022 was 23.6% as compared to 22.4% in fiscal 2021.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are summarized below (in thousands):

	October 1, 2022	October 2, 2021
Deferred tax assets:
Compensation accruals	$4,067	$5,674
Inventories	3,496	—
Lease liabilities	58,710	54,489
Equity-based compensation	2,151	1,646
Reserves and other accruals	1,059	1,138
Total deferred tax assets	69,483	62,947
Deferred tax liabilities:
Property, plant, and equipment	(4,066)	(1,392)
Intangibles	(4,302)	(3,849)
Lease assets	(57,798)	(52,264)
Deferred financing cost	(310)	(399)
Other	(1,739)	(1,309)
Total deferred tax liabilities	(68,215)	(59,213)
Deferred tax assets (liabilities), net	$1,268	$3,734

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The interest expense limitation passed in the CARES Act created a deferred tax asset for the fiscal year ended October 3, 2020 that we did not anticipate realizing in the immediate future; as a result, a valuation allowance was recorded. The $5.4 million valuation allowance was removed during the first quarter of fiscal 2021 as the realization of the CARES Act deferred tax asset was deemed probable due to the Company’s paydown of debt with proceeds from the IPO, which decreased interest expense.

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

In August 2022, the Inflation Reduction Act of 2022 was signed into law containing provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock repurchases and several tax incentives to promote clean energy. The Company is evaluating the impact on future periods and at this time the Company does not expect it to have a material impact on its consolidated financial statements.

Note 13—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect to our consolidated financial position or results of operations. We did not record any material loss contingencies as of October 1, 2022, October 2, 2021, and October 3, 2020.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of October 1, 2022 and October 2, 2021. We had standby letters of credit outstanding in the amounts of $10.0 and $9.2 million as of October 1, 2022 and October 2, 2021, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Purchase Commitments

In addition to our lease obligations, we maintain future purchase commitments related to inventory and operational requirements.

The following table summarizes the future minimum purchase commitments as of October 1, 2022 (in thousands):

Amount
2023	$4,143
2024	4,422
2025	3,366
2026	3,120
2027	1,339
Thereafter	260
Total	$16,650

Note 14—401(K) Plan

We provide for the benefit of our employees a voluntary defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees and provides for a matching contribution by us of 50% of each participant’s contribution of up to 4% of the individual’s compensation as defined. The expenses related to this plan were $1.4 million, $0.8 million, and $1.1 million in fiscal 2022, 2021, and 2020, respectively.

Note 15—Related Party Transactions

In February 2017, we entered into a management services agreement with our private equity sponsors in connection with our acquisition in February 2017. The management services agreement provided that we pay an annual fee for management and advisory services to us and our affiliates, including general management consulting services, support and analysis with respect to financing alternatives and strategic planning functions. The management services agreement terminated in October 2020 in connection with the completion of our IPO. During fiscal 2020, we paid or accrued management fees in the amount of $4.9 million.

On December 14, 2021, the Company entered into a share repurchase agreement with Bubbles Investor Aggregator, L.P. and Explorer Investment Pte. Ltd. (together, the “Selling Stockholders”), each a greater than 5% beneficial owner of the Company’s common stock, providing for the repurchase by the Company from the Selling Stockholders of an aggregate of 7.5 million shares of common stock, conditioned on the closing of a contemporaneous secondary public offering (the “Offering”). The price per share of repurchased common stock paid by the Company was $20.25, which represents the per share price at which shares of common stock were sold to the public in the Offering less the underwriting discount. The repurchase transaction closed on December 16, 2021. See Note 16—Share Repurchase Program for detailed information regarding our share repurchase program.

Note 16—Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 3, 2024. The amount, price, manner, and timing of repurchases are determined by the Company in its discretion and depends on a number of factors, including legal requirements, price, economic and market conditions, the Company’s financial condition, capital requirements, cash flows, results of operations, future business prospects, and other factors our management may deem relevant. The share repurchase program may be amended, suspended, or discontinued at any time. Shares may be repurchased from time-to-time using a variety of methods, including on the open market and/or in privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases, and other methods.

On December 16, 2021, the Company repurchased and retired 7.5 million shares of common stock at a price per share of $20.25 under the program. The Company paid $151.9 million ($152.1 million including offering costs) to fund the share repurchase using existing cash on hand. The Company accounted for the share repurchase and retirement of shares under the cost method by deducting its par value from common stock, reducing additional paid-in-capital by $127.5 million (using the share price when the shares were originally issued), and increasing retained deficit by the remaining excess cost of $24.4 million.

As of October 1, 2022, approximately $148 million remained available for future purchases under our share repurchase program.

The following table presents information about our repurchases of common stock under our share repurchase program (in thousands):

	Year Ended
	October 1, 2022	October 2, 2021
Total number of shares repurchased	7,500	—
Total amount paid for shares repurchased	$151,875	$—

Note 17—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards such as non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”) and restricted stock units (“RSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives and eligible employees of the Company. Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements (“Service Stock Option”) and performance-based Stock Options that vest upon satisfaction of a performance-based requirement (“Performance Stock Options”). RSUs consist of grants that vest ratably upon the satisfaction of time-based requirements (“Service RSU”) and performance-based RSUs that vest upon satisfaction of performance-based requirements (“Performance RSU”). In each case, vesting of the Company’s outstanding and unvested Stock Options and RSUs is contingent upon the holder’s continued service through the date of each applicable vesting event. As of October 1, 2022, we had approximately 8.1 million shares of common stock available for future grants under the Plan.

As of October 1, 2022, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $29.1 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Stock Options

The fair value of each Stock Option granted is estimated on the grant date using the Black-Scholes option pricing model. The expected life is based on the SEC simplified method and a mid-point assumption. Expected price volatility is determined based on the implied volatilities of comparable companies over a historical period that matches the expected life of the Stock Options. The risk-free interest rate is based on the expected United States Treasury rate over the expected life. The dividend yield is based on the expectation that no dividends will be paid.

During fiscal 2022, the Company did not grant any Stock Options. The following table summarizes the weighted average assumptions used for Stock Options granted during the year ended October 2, 2021:

Expected volatility	28.9%
Risk-free interest rate	0.7%
Dividend yield	0.0%
Expected term (in years)	6.3

The following tables summarize our Stock Option activity under the Plan for the fiscal years ended (in thousands, except per share amounts):

	Year Ended
	October 1, 2022		October 2, 2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	4,877	$18.22	—	$—
Granted	—	—	5,372	18.43
Exercised	(81)	17.00	—	—
Forfeited/Expired	(1,016)	18.22	(495)	17.26
Balance, Ending	3,780	$18.24	4,877	$18.22

Vested and exercisable as of year-end	1,349	$18.28	—	$—

As of October 1, 2022
Aggregate intrinsic value of Stock Options outstanding	$—
Unamortized value of unvested Stock Options	$9,477
Weighted average years that expense is expected to be recognized	1.8
Weighted average remaining contractual years outstanding	8.6

Restricted Stock Units

The following table summarizes our RSU activity under the Plan for the fiscal years ended (in thousands, except per share amounts):

	Year Ended
	October 1, 2022		October 2, 2021
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	3,135	$6.90	—	$—
Converted from Incentive Awards(1)	—	—	6,038	1.43
Granted	631	18.57	725	25.95
Vested(2)	(1,079)	5.99	(3,321)	1.10
Cancelled/forfeited	(390)	9.82	(307)	4.64
Balance, Ending	2,297	$10.04	3,135	$6.90

(1)
Represents approximately 4.8 million Service and Performance Incentive Awards converted to RSUs in connection with the IPO and adoption of the Plan during fiscal 2021.
(2)
RSUs that vested during the year ended October 2, 2021 includes RSUs that were issued in connection with the IPO that vest only upon achievement of volume weighted average price (“VWAP”) targets established by the compensation committee of the board of directors (Performance RSUs). The VWAP target was measured over rolling 20-day trading periods commencing on the six-month anniversary of the consummation of the IPO.

As of October 1, 2022
Unamortized value of unvested RSUs	$19,622
Weighted average period (years) expense is expected to be recognized	2.8

During the fiscal year ended October 1, 2022, equity-based compensation expense was $11.3 million. During the fiscal year ended October 2, 2021, equity-based compensation expense was $25.6 million and approximately $10.7 million associated with the acceleration of certain Incentive Awards in connection with the completion of our IPO. Equity-based compensation expense was $1.8 million during the fiscal year ended October 3, 2020. Equity-based compensation expense is reported in SG&A in our consolidated statements of operations.

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

The following table summarizes the assumptions and fair value used for Incentive Awards for the fiscal year ended October 3, 2020:

Expected volatility	23.5%
Risk-free interest rate	1.4%
Dividend yield	0.0%
Expected term (in years)	4.0

The following table summarizes our Incentive Awards activity for the fiscal year ended (in thousands, except per share amounts):

	October 2, 2021		October 3, 2020
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price
Outstanding, Beginning	13,267		10,263
Cancelled upon IPO	(8,450)		—
Converted to RSUs	(4,817)		—
Granted	—		5,980	$1.87
Cancelled/forfeited	—		(2,976)
Balance, Ending	—		13,267

Note 18—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Numerator:
Net income	$159,029	$126,634	$58,561
Denominator:
Weighted average shares outstanding - basic	184,347	185,412	156,500
Effect of dilutive securities:
Stock Options	—	567	—
RSUs	1,801	4,030	—
Weighted average shares outstanding - diluted	186,148	190,009	156,500

Basic earnings per share	$0.86	$0.68	$0.37
Diluted earnings per share	$0.85	$0.67	$0.37

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Year Ended
	October 1, 2022	October 2, 2021 (1)	October 3, 2020
Stock Options	4,020	321	—
RSUs	601	2	—
Total	4,621	323	—

(1)
Excludes approximately 0.6 million Stock Options with performance conditions that have not yet been met or were not yet established as of October 2, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that the design and operation of our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K due to the existence of the material weakness in our internal control over financial reporting described below.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of October 1, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, our management concluded that we did not maintain effective internal control over financial reporting as of October 1, 2022 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting associated with ineffective ITGCs in the area of user access over certain IT systems that support the Company’s financial reporting processes. We also deemed ineffective certain automated and manual business process controls that are dependent on the affected ITGCs, because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT systems. We believe that these control deficiencies were a result of: (i) insufficient documentation of IT control processes resulting in overreliance upon knowledge and actions of certain individuals for each applicable IT system; (ii) insufficient training of personnel on the operation and importance of ITGCs; and (iii) inadequate risk-assessment processes resulting in failure to identify and assess risks in IT environments that could impact internal control over financial reporting. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. However, the deficiencies in ITGCs created a more than remote possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Management has analyzed the material weaknesses and performed additional analysis and procedures in preparing our Consolidated financial statements. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.

Ernst & Young LLP, an independent registered public accounting firm who audited and reported on our consolidated financial statements included in this report, has issued an adverse report on the effectiveness of our internal control over financial reporting as of October 1, 2022, included in their report under Item 8 Financial Statements and Supplementary Data of this Annual Report.

Remediation Efforts

We have taken and continue to take steps to remediate the control deficiencies contributing to the material weakness, such that these controls are designed, implemented and operating effectively. These remediation actions include: (i) developing and deploying a training program regarding the operation and importance of ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those controls involving user access to IT systems supporting financial reporting processes; (ii) developing and maintaining documentation of ITGCs to facilitate knowledge transfer in the event of personnel and function changes; and (iii) enhancing management’s review and testing plan to monitor ITGCs with a specific focus on IT systems supporting our financial reporting processes.

We intend to remediate this material weakness as soon as possible, and we believe the measures described above will remediate the material weakness and strengthen our internal control over financial reporting. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. We anticipate that the remediation will be completed during fiscal year 2023. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended October 1, 2022. Other than the changes related to our remediation efforts described above, we determined that there were no changes in our internal control over financial reporting during the quarter ended October 1, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Leslie’s, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Leslie’s, Inc’s internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Leslie’s, Inc. (the Company) has not maintained effective internal control over financial reporting as of October 1, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified and included in management’s assessment. Management has identified a material weakness associated with ineffective information technology general controls (ITGCs) in the area of user access, over certain information technology (IT) systems that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT systems.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 1, 2022 and October 2, 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended October 1, 2022, and the related notes and our report dated November 30, 2022 expressed an unqualified opinion thereon. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2022 consolidated financial statements, and this report does not affect our report dated November 30, 2022 which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Phoenix, Arizona

November 30, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Corporate Governance,” “Proposal 1: Election of Directors,” “Information about Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the heading “Compensation Discussion and Analysis.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the heading “Beneficial Ownership of Securities” and “Compensation Discussion and Analysis.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Certain Relationships and Related Party Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the heading “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm.”

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
(3)
Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Fifth Amended and Restated Certificate of Incorporation, effective as of November 2, 2020	8-K	3.1	11/2/2020
3.2	Amended and Restated Bylaws, effective as of November 2, 2020	8-K	3.2	11/2/2020
4.1	Indenture, dated as of August 16, 2016, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.1	10/22/2020
4.2	First Supplemental Indenture, dated as of October 26, 2016, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.2	10/22/2020
4.3	Second Supplemental Indenture, dated as of February 3, 2017, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.3	10/22/2020
4.4	Form of Registration Rights and Lock-up Agreement between Leslie’s, Inc., Bubbles Investor Aggregator, L.P., Explorer Investment Pte. Ltd. and certain other investors	S-1/A	4.4	10/28/2020
4.5	First Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P.	S-1	4.5	2/8/2021
4.6	Second Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P.	S-1	4.6	6/7/2021
4.7	Third Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P.	8-K	4.1	10/26/2021
4.8	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.5	12/23/2020
10.1#	Form of Indemnification Agreement between Leslie’s, Inc. and its directors and officers	S-1/A	10.1	10/22/2020
10.2#	2020 Omnibus Incentive Plan	S-1/A	10.2	10/22/2020
10.3#	Form of Stock Option Agreement pursuant to 2020 Omnibus Incentive Plan	S-1/A	10.3	10/22/2020
10.4#	Form of Restricted Stock Unit Agreement pursuant to 2020 Omnibus Incentive Plan (filed with the SEC as Exhibit 10.4 to the Company’s Form S-1/A filed October 22, 2020 and incorporated herein by reference)	S-1/A	10.4	10/22/2020
10.5#	Amended and Restated Employment Agreement, dated as of October 19, 2020, by and between Leslie’s, Inc. and Michael R. Egeck	S-1/A	10.5	10/22/2020
10.6#	Succession Agreement, dated as of October 20, 2020, by and among Leslie’s Poolmart, Inc., Leslie’s, Inc. and Steven L. Ortega	S-1/A	10.6	10/22/2020
10.7#	Second Amended and Restated Employment Agreement, dated as of October 19, 2020, by and between Leslie’s, Inc. and Steven M. Weddell	S-1/A	10.7	10/22/2020
10.8#	Offer Letter, dated as of October 11, 2019, by and between Leslie’s Poolmart, Inc. and Paula Baker	S-1/A	10.8	10/22/2020
10.9#	Succession Agreement, dated as of October 19, 2020, by and among Leslie’s Poolmart, Inc., Leslie’s, Inc. and Eric Kufel	S-1/A	10.10	10/22/2020

10.10#	Form of Director Designation Agreement, by and among Leslie’s, Inc., Bubbles Investor Aggregator, L.P., and each other person that becomes party thereafter	S-1/A	10.11	10/22/2020
10.11#	Term Loan Credit Agreement, dated as of August 16, 2016, among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.12	10/22/2020
10.12	Incremental Amendment No. 1, dated as of January 26, 2017, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.13	10/22/2020
10.13	Amendment No. 2, dated as of February 16, 2017, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.14	10/22/2020
10.14	Amendment No. 3, dated as of February 27, 2018, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.15	10/22/2020
10.15	Credit Agreement entered into as of October 16, 2012, among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.16	10/22/2020
10.16	Amendment No. 1, dated as of August 16, 2016, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.17	10/22/2020
10.17	Amendment No. 2, dated as of September 29, 2016, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.18	10/22/2020
10.18	Amendment No. 3, dated as of January 13, 2017, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.19	10/22/2020
10.19	Amendment No. 4, dated as of August 13, 2020, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.20	10/22/2020
10.20	Amendment No. 5, dated as of April 12, 2021, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. National Association, as Co-Collateral Agent	10-Q	10.2	5/10/2021
10.21	Amended & Restated Term Loan Credit Agreement, dated as of March 9, 2021, by and among the Company, Leslie’s Poolmart, Inc., the lenders from time-to-time party thereto and Nomura Corporate Funding Americas, LLC, as administrative agent for the Lenders and as collateral agent for the Secured Parties	8-K	10.1	3/10/2021
10.22	Share Repurchase Agreement dated December 14, 2021 among Leslie’s, Inc. and the selling stockholders party thereto.	8-K	10.1	12/16/2021
10.23#	Leslie’s, Inc. Annual Incentive Plan	10-Q	10.2	2/4/2022
10.24#*	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Paula Baker
10.25#*	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Brad Gazaway

10.26#*	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Moyo LaBode
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended October 1, 2022, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

# Indicates a management contract or compensatory plan or arrangement.

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LESLIE’S, INC.

Date: November 30, 2022	By:	/s/ Michael R. Egeck
Michael R. Egeck
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven L. Ortega	Chairman	November 30, 2022
Steven L. Ortega

/s/ Michael R. Egeck	Chief Executive Officer (Principal Executive Officer) and Director	November 30, 2022
Michael R. Egeck

/s/ Steven M. Weddell	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 30, 2022
Steven M. Weddell

/s/ Yolanda Daniel	Director	November 30, 2022
Yolanda Daniel

/s/ Jodeen Kozlak	Director	November 30, 2022
Jodeen Kozlak

/s/ Eric Kufel	Director	November 30, 2022
Eric Kufel

/s/ Marc Magliacano	Director	November 30, 2022
Marc Magliacano

/s/ Susan O’Farrell	Director	November 30, 2022
Susan O’Farrell

/s/ James R. Ray, Jr.	Director	November 30, 2022
James R. Ray, Jr.

/s/ Claire Spofford	Director	November 30, 2022
Claire Spofford

/s/ John Strain	Director	November 30, 2022
John Strain