Form 10-Q
period 2022-12-31
Leslie's, Inc.
filed 2023-02-03
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 27, 2023, the Registrant had 183,660,455 shares of common stock, $0.001 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 1, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	December 31, 2022	October 1, 2022	January 1, 2022
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,691	$112,293	$53,341
Accounts and other receivables, net	46,375	45,295	39,353
Inventories	429,517	361,686	244,632
Prepaid expenses and other current assets	29,921	23,104	38,173
Total current assets	508,504	542,378	375,499
Property and equipment, net	75,049	78,087	65,883
Operating lease right-of-use assets	233,852	236,477	207,291
Goodwill and other intangibles, net	218,119	213,701	132,428
Deferred tax assets	—	1,268	2,327
Other assets	41,258	37,720	27,837
Total assets	$1,076,782	$1,109,631	$811,265
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$182,763	$266,972	$188,824
Operating lease liabilities	63,251	60,373	56,873
Income taxes payable	480	12,511	411
Current portion of long-term debt	8,100	8,100	8,100
Total current liabilities	254,594	347,956	254,208
Deferred tax liabilities	676	—	—
Operating lease liabilities, noncurrent	174,954	179,835	153,834
Revolving Credit Facility	91,000	—	—
Long-term debt, net	778,133	779,726	784,527
Other long-term liabilities	3,060	65	—
Total liabilities	1,302,417	1,307,582	1,192,569
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 183,564,172, 183,480,545, and 182,496,645 issued and outstanding as of December 31, 2022, October 1, 2022, and January 1, 2022, respectively.	184	183	182
Additional paid in capital	92,508	89,934	80,062
Retained deficit	(318,327)	(288,068)	(461,548)
Total stockholders’ deficit	(225,635)	(197,951)	(381,304)
Total liabilities and stockholders’ deficit	$1,076,782	$1,109,631	$811,265

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	December 31, 2022	January 1, 2022
Sales	$195,104	$184,824
Cost of merchandise and services sold	129,808	117,508
Gross profit	65,296	67,316
Selling, general and administrative expenses	92,281	79,785
Operating loss	(26,985)	(12,469)
Other expense:
Interest expense	13,360	6,863
Other expenses, net	—	389
Total other expense	13,360	7,252
Loss before taxes	(40,345)	(19,721)
Income tax benefit	(10,086)	(5,270)
Net loss	$(30,259)	$(14,451)
Earnings per share:
Basic	$(0.16)	$(0.08)
Diluted	$(0.16)	$(0.08)
Weighted average shares outstanding:
Basic	183,513	188,507
Diluted	183,513	188,507

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)
Issuance of common stock under the Plan	176	—	100	—	100
Equity-based compensation	—	—	2,751	—	2,751
Repurchase and retirement of common stock	(7,500)	(8)	(127,500)	(24,638)	(152,146)
Net loss	—	—	—	(14,451)	(14,451)
Balance, January 1, 2022	182,497	$182	$80,062	$(461,548)	$(381,304)

Balance, October 1, 2022	183,481	$183	$89,934	$(288,068)	$(197,951)
Issuance of common stock under the Plan	110	1	—	—	1
Equity-based compensation	—	—	2,993	—	2,993
Restricted stock units surrendered in lieu of withholding taxes	(27)	—	(419)	—	(419)
Net loss	—	—	—	(30,259)	(30,259)
Balance, December 31, 2022	183,564	$184	$92,508	$(318,327)	$(225,635)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	December 31, 2022	January 1, 2022
Operating Activities
Net loss	$(30,259)	$(14,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,503	9,241
Equity-based compensation	2,993	2,751
Amortization of deferred financing costs and debt discounts	502	496
Provision for doubtful accounts	10	249
Deferred income taxes	1,944	1,407
Loss on disposition of assets	6	17
Changes in operating assets and liabilities:
Accounts and other receivables	(1,090)	(742)
Inventories	(64,770)	(43,723)
Prepaid expenses and other current assets	(6,429)	(17,593)
Other assets	(3,601)	(2,741)
Accounts payable and accrued expenses	(80,809)	(48,528)
Income taxes payable	(12,031)	(6,534)
Operating lease assets and liabilities, net	622	(5,408)
Net cash used in operating activities	(184,409)	(125,559)
Investing Activities
Purchases of property and equipment	(5,697)	(5,402)
Business acquisitions, net of cash acquired	(8,540)	(5,146)
Proceeds from disposition of fixed assets	488	21
Net cash used in investing activities	(13,749)	(10,527)
Financing Activities
Borrowings on Revolving Credit Facility	91,000	—
Repayment of long-term debt	(2,025)	(2,025)
Proceeds from options exercised	—	100
Repurchase and retirement of common stock	—	(152,146)
Payments of employee tax withholdings related to restricted stock vesting	(419)	—
Net cash provided by (used in) financing activities	88,556	(154,071)
Net decrease in cash and cash equivalents	(109,602)	(290,157)
Cash and cash equivalents, beginning of period	112,293	343,498
Cash and cash equivalents, end of period	$2,691	$53,341
Supplemental Information:
Interest	$12,593	$6,725
Income taxes, net of refunds received	1	(50)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, and cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 992 company-operated locations in 39 states and e-commerce websites.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying interim condensed consolidated financial statements following United States generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The interim condensed consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. These interim condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended October 1, 2022.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended December 31, 2022 and the three months ended January 1, 2022 refer to the 13 weeks ended December 31, 2022 and January 1, 2022, respectively.

Use of Estimates

Management is required to make certain estimates and assumptions during the preparation of the condensed consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements. They also impact the reported amount of net income (loss) during any period. Actual results could differ from those estimates.

Significant estimates underlying the accompanying condensed consolidated financial statements include inventory reserves, lease assumptions, vendor rebate programs, our loyalty program, the determination of income taxes payable and deferred income taxes, sales returns reserve, self-insurance liabilities, the recoverability of intangible assets and goodwill, fair value of assets acquired in a business combination, and contingent consideration related to business combinations.

Seasonality

Our business is highly seasonal. Sales and earnings are highest during our third and fourth fiscal quarters, being April through September, which represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters.

Summary of Other Significant Accounting Policies

There have been no updates to our Significant Accounting Policies since our Annual Report on Form 10-K for the year ended October 1, 2022. For more information regarding our Significant Accounting Policies and Estimates, see Note 2—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended October 1, 2022.

Recent Accounting Pronouncements

In March 2020, January 2021 and December 2022, the FASB issued ASU No. 2020-04, 2021-01 and 2022-06, respectively, regarding Reference Rate Reform (collectively “Topic 848”). This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates, and particularly, the risk of cessation of the London Inter-Bank Offer Rate (“LIBOR”) related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of LIBOR is expected to be June 30, 2023. In addition, Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective upon issuance and may be applied through December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. In anticipation of its adoption and based on management’s initial evaluation of the projected impact to our condensed consolidated financial statements, we do not estimate there to be a material impact.

Note 3—Business Combinations

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

Fiscal 2023 Acquisition

During the three months ended December 31, 2022, we acquired a business for a purchase price of $8.5 million. This acquisition expanded our pool and spa footprint and added five new locations across Florida and Louisiana. The purchase accounting for this acquisition has not yet been completed.

Fiscal 2022 Acquisitions

In fiscal 2022, we acquired six businesses for an aggregate purchase price of $107.7 million, inclusive of contingent consideration of up to $4.0 million if certain performance metrics are achieved within one to three years of the respective closing dates. These acquisitions expanded our pool and spa footprint and added 27 new locations as well as expanded our manufacturing capabilities. The following table sets forth the preliminary purchase price allocation of these acquisitions, net of immaterial measurement period adjustments, in the aggregate (in thousands). The purchase accounting for four of the six acquisitions is complete.

Total
Total purchase consideration, net of cash acquired	$107,663
Fair value of assets acquired and liabilities assumed:
Inventories	20,050
Finite-lived intangible assets	15,200
Other assets and liabilities, net	1,692
Total assets acquired, net of liabilities assumed	36,942
Goodwill	$70,721

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	December 31, 2022	October 1, 2022	January 1, 2022
Balance at beginning of the period	$173,513	$101,114	$101,114
Acquisitions, net of measurement period adjustments	2,650	72,399	4,675
Balance at the end of the period	$176,163	$173,513	$105,789

Other Intangible Assets

Other intangible assets consisted of the following as of December 31, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	10.5	$27,140	$(6,224)	$20,916
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	6.1	8,683	(7,431)	1,252
Consumer relationships	7.7	24,100	(13,879)	10,221
Other intangibles	5.8	6,620	(6,403)	217
Total		$75,893	$(33,937)	$41,956

Other intangible assets consisted of the following as of October 1, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	11.0	$24,440	$(5,907)	$18,533
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	6.5	8,683	(7,379)	1,304
Consumer relationships	7.9	24,100	(13,339)	10,761
Other intangibles	6.2	6,620	(6,380)	240
Total		$73,193	$(33,005)	$40,188

Other intangible assets consisted of the following as of January 1, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	6.5	$5,940	$(5,311)	$629
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.2	8,633	(7,174)	1,459
Consumer relationships	6.3	19,000	(12,545)	6,455
Other intangibles	6.9	6,620	(6,274)	346
Total		$57,943	$(31,304)	$26,639

Amortization expense was $0.9 million and $1.3 million for the three months ended December 31, 2022 and January 1, 2022, respectively. No impairment of goodwill or other intangible assets was recorded during the three months ended December 31, 2022 and January 1, 2022.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of December 31, 2022 (in thousands):

Amount
Remainder of fiscal 2023	$3,580
2024	3,873
2025	3,777
2026	3,530
2027	3,407
Thereafter	14,439
Total	$32,606

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	December 31, 2022	October 1, 2022	January 1, 2022
Vendor and other rebates receivable	$27,521	$24,546	$26,476
Customer receivables	15,969	17,708	11,415
Other receivables	4,512	4,553	4,155
Allowance for doubtful accounts	(1,627)	(1,512)	(2,693)
Total	$46,375	$45,295	$39,353

Note 6—Inventories

Inventories consisted of the following (in thousands):

	December 31, 2022	October 1, 2022	January 1, 2022
Raw materials	$7,987	$9,065	$4,741
Finished goods	421,530	352,621	239,891
Total	$429,517	$361,686	$244,632

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	October 1, 2022	January 1, 2022
Prepaid insurance	$6,812	$1,110	$6,372
Prepaid occupancy costs	2,004	1,840	1,727
Prepaid sales tax	1,753	2,874	1,079
Prepaid inventory	771	—	17,785
Prepaid other	4,382	4,847	2,931
Other current assets	14,199	12,433	8,279
Total	$29,921	$23,104	$38,173

Note 8—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2022	October 1, 2022	January 1, 2022
Accounts payable	$117,269	$156,456	$99,540
Accrued payroll and employee benefits	13,154	34,010	16,354
Customer deposits	7,505	13,250	15,659
Interest	579	342	4,521
Inventory related accruals	11,254	16,034	9,166
Loyalty and deferred revenue	6,157	5,541	7,944
Sales tax	4,528	9,130	8,189
Self-insurance reserves	8,417	9,280	8,709
Other accrued liabilities	13,900	22,929	18,742
Total	$182,763	$266,972	$188,824

As of December 31, 2022 and October 1, 2022, capital expenditures included in other accrued liabilities of $0.4 million and $1.1 million, respectively. As of January 1, 2022, there were no capital expenditures included in other accrued liabilities.

Note 9—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		December 31, 2022	October 1, 2022	January 1, 2022
Term Loan—due on March 9, 2028	7.23%	(2)	$795,825	$797,850	$803,925
Revolving Credit Facility	5.99%	(3)	91,000	—	—
Total long-term debt			886,825	797,850	803,925
Less: current portion of long-term debt			(8,100)	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			(91,000)	—	—
Less: unamortized discount			(2,684)	(2,805)	(3,164)
Less: deferred financing charges			(6,908)	(7,219)	(8,134)
Total long-term debt, net			$778,133	$779,726	$784,527

(1)
Effective interest rates as of December 31, 2022.
(2)
Carries interest at a specified margin over LIBOR between 2.50% and 2.75% with a minimum LIBOR of 0.50%.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Eurodollar Rate loans.

Term Loan

In March 2021, we entered into an amendment to our term loan credit agreement (“Term Loan”). The amended Term Loan provides for an $810.0 million secured term loan facility with a maturity date of March 9, 2028. Borrowings under the Term Loan had an initial applicable rate, at our option, of (i) 2.75% for loans that are LIBOR loans and (ii) 1.75% for loans that are ABR loans. The applicable rate of the Term Loan is based on our first lien leverage ratio as follows: (a) if the first lien leverage ratio is greater than 2.75 to 1.00, the applicable rate will be 2.75% for LIBOR loans and 1.75% for ABR loans and (b) the first lien leverage ratio is less than or equal to 2.75 to 1.00, the applicable rate will be 2.50% for LIBOR loans and 1.50% for ABR loans. For LIBOR loans, the loans will bear interest at the adjusted LIBOR rate plus the applicable rate, where the adjusted LIBOR rate will not be less than 0.50%.

Revolving Credit Facility

In April 2021, we entered into Amendment No. 5 to our $200.0 million credit facility (“Revolving Credit Facility”) maturing on August 13, 2025 (the “Amendment”). The Amendment has (i) an applicable margin on Base Rate loans with a range of 0.25% to 0.75%, (ii) an applicable margin on Eurodollar Rate loans with a range of 1.25% to 1.75%, (iii) a LIBOR floor of 0%, and (iv) a commitment fee rate of 0.25%.

We are also obligated to pay a commission on all outstanding letters of credit as well as customary administrative, issuance, fronting, amendment, payment, and negotiation fees. As of December 31, 2022, we had $91.0 million outstanding on the Revolving Credit Facility. As of October 1, 2022 and January 1, 2022, no amounts were outstanding on the Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $10.0 million of existing standby letters of credit as of December 31, 2022.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan and the Revolving Credit Facility do not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of December 31, 2022, October 1, 2022, or January 1, 2022.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 31, 2022 (in thousands):

Amount
Remainder of fiscal 2023	$6,075
2024	6,075
2025	101,125
2026	8,100
2027	8,100
Thereafter	757,350
Total	$886,825

Note 10—Income Taxes

Our effective income tax rate was a benefit of 25.0% for the three months ended December 31, 2022, compared to 26.7% for the three months ended January 1, 2022. The differences between the statutory rate and our effective rate for the three months ended December 31, 2022 and January 1, 2022, were primarily attributable to state taxes. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

In August 2022, the Inflation Reduction Act of 2022 was signed into law and contains provisions effective January 1, 2023. The Company is currently evaluating its impact on future periods, and at this time the Company does not expect it to have a material impact on our condensed consolidated financial statements.

Note 11—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect to our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of December 31, 2022, October 1, 2022, and January 1, 2022, respectively.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of December 31, 2022, October 1, 2022 and January 1, 2022. We had standby letters of credit outstanding in the amount of $10.0 million as of December 31, 2022 for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Note 12—Related Party Transactions

On December 14, 2021, the Company entered into a share repurchase agreement with Bubbles Investor Aggregator, L.P. and Explorer Investment Pte. Ltd. (together, the “Selling Stockholders”), each a greater than 5% beneficial owner of the Company’s common stock at the time of the transaction, providing for the repurchase by the Company from the Selling Stockholders of an aggregate of 7.5 million shares of common stock, conditioned on the closing of a contemporaneous secondary public offering (the “Offering”). The price per share of repurchased common stock paid by the Company was $20.25, which represents the per share price at which shares of common stock were sold to the public in the Offering less the underwriting discount. The repurchase transaction closed on December 16, 2021. See Note 13—Share Repurchase Program for detailed information regarding our share repurchase program.

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

As of December 31, 2022, approximately $147.7 million remained available for future purchases under our share repurchase program.

The following table presents information about our repurchases of common stock under our share repurchase program (in thousands):

	Three Months Ended
	December 31, 2022	January 1, 2022
Total number of shares repurchased	27	7,500
Total amount paid for shares repurchased	$419	$151,875

Note 14—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards such as non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. The vesting of the Company’s outstanding and unvested Stock Options, RSUs and PSUs is contingent upon the holder’s continued service through the date of each applicable vesting event. As of December 31, 2022, we had approximately 7.4 million shares of common stock available for future grants under the Plan.

As of December 31, 2022, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $35.6 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements. The following tables summarizes our Stock Option activity under the Plan during the three months ended December 31, 2022 (in thousands, except per share amounts):

	December 31, 2022
	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	3,780	$18.24
Granted	—	—
Exercised	—	—
Forfeited/Expired	(137)	18.69
Balance, Ending	3,643	$18.23

Vested and exercisable as of December 31, 2022	1,994	$17.87

As of December 31, 2022
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	$7,920
Weighted average years that expense is expected to be recognized	1.6
Weighted average remaining contractual years outstanding	8.4

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan during the three months ended December 31, 2022 (in thousands, except per share amounts):

	December 31, 2022
	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	2,297	$10.04
Granted (1)	909	12.04
Vested	(110)	4.53
Forfeited	(79)	12.07
Balance, Ending	3,017	$10.79

(1)
Includes 0.3 million PSUs granted in December 2022 subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during each of fiscal years 2023, 2024, and 2025. The criteria is based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $12.04 and assumes attainment of target payout rates at 100% as set forth in the performance criteria. Equity-based compensation expense is recognized for awards deemed probable of vesting.

As of December 31, 2022
Unamortized value of unvested RSUs/PSUs	$27,645
Weighted average period (years) expense is expected to be recognized	3.0

During the three months ended December 31, 2022 and January 1, 2022, equity-based compensation expense was $3.0 million and $2.8 million, respectively. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 15—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2022	January 1, 2022
Numerator:
Net loss	$(30,259)	$(14,451)
Denominator:
Weighted average shares outstanding - basic	$183,513	188,507
Effect of dilutive securities:
Stock Options	—	—
RSUs	—	—
Weighted average shares outstanding - diluted	183,513	188,507

Basic earnings per share	$(0.16)	$(0.08)
Diluted earnings per share	$(0.16)	$(0.08)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended
	December 31, 2022	January 1, 2022
Stock Options	3,699	2,214
RSUs	1,969	240
Total	5,668	2,454

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended December 31, 2022 and the three months ended January 1, 2022 refer to the 13 weeks ended December 31, 2022 and January 1, 2022, respectively.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 992 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under GAAP are sales, gross profit and gross margin, SG&A, and operating income (loss). The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net income (loss), and Adjusted earnings per share.

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

As of December 31, 2022, we operated 992 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest (including amortization of debt issuance costs), taxes, depreciation and amortization, management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, strategic project costs, executive transition costs, severance, losses (gains) on disposition of fixed assets, merger and acquisition costs, and other non-recurring, non-cash or discrete items. Adjusted EBITDA is a key measure used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other companies using similar measures.

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

Adjusted net income (loss) is defined as net income (loss) adjusted to exclude management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, strategic project costs, executive transition costs, severance, losses (gains) on disposition of fixed assets, merger and acquisition costs, and other non-recurring, non-cash or discrete items. Adjusted diluted earnings per share is defined as Adjusted net income (loss) divided by the diluted weighted average number of common shares outstanding.

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

Results of Operations

We derived our condensed consolidated statements of operations for the 13-weeks ended December 31, 2022 and January 1, 2022 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Three Months Ended
Statements of Operations Data:	December 31, 2022	January 1, 2022
Sales	$195,104	$184,824
Cost of merchandise and services sold	129,808	117,508
Gross profit	65,296	67,316
Selling, general and administrative expenses	92,281	79,785
Operating loss	(26,985)	(12,469)
Other expense:
Interest expense	13,360	6,863
Other expenses, net	—	389
Total other expense	13,360	7,252
Loss before taxes	(40,345)	(19,721)
Income tax benefit	(10,086)	(5,270)
Net loss	$(30,259)	$(14,451)
Earnings per share
Basic	$(0.16)	$(0.08)
Diluted	$(0.16)	$(0.08)
Weighted average shares outstanding
Basic	183,513	188,507
Diluted	183,513	188,507

Percentage of Sales(1)	(%)	(%)
Sales	100.0	100.0
Cost of merchandise and services sold	66.5	63.6
Gross margin	33.5	36.4
Selling, general and administrative expenses	47.3	43.2
Operating loss	(13.8)	(6.7)
Other expense:
Interest expense	6.8	3.7
Other expenses, net	—	0.2
Total other expense	6.8	3.9
Loss before taxes	(20.7)	(10.7)
Income tax benefit	(5.2)	(2.9)
Net loss	(15.5)	(7.8)
Other Financial and Operations Data:
Number of new and acquired locations, net	2	7
Number of locations open at end of period	992	959
Comparable sales growth(2)	(4.0)%	20.5%
Adjusted EBITDA(3)	$(11,915)	$1,096
Adjusted EBITDA as a percentage of sales(3)	(6.1)%	0.6%
Adjusted net loss(3)	$(25,333)	$(10,916)
Adjusted diluted earnings per share	$(0.14)	$(0.06)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to Adjusted net loss for the 13-weeks ended December 31, 2022 and January 1, 2022 (in thousands).

	Three Months Ended
	December 31, 2022	January 1, 2022
Net loss	$(30,259)	$(14,451)
Interest expense	13,360	6,863
Income tax benefit	(10,086)	(5,270)
Depreciation and amortization expense(1)	8,503	9,241
Equity-based compensation expense(2)	3,044	2,794
Costs related to equity offerings(3)	—	389
Strategic project costs(4)	720	1,513
Executive transition costs and other(5)	2,803	17
Adjusted EBITDA	$(11,915)	$1,096

	Three Months Ended
	December 31, 2022	January 1, 2022
Net loss	$(30,259)	$(14,451)
Equity-based compensation expense(2)	3,044	2,794
Costs related to equity offerings(3)	—	389
Strategic project costs(4)	720	1,513
Executive transition costs and other(5)	2,803	17
Tax effects of these adjustments(6)	(1,641)	(1,178)
Adjusted net loss	$(25,333)	$(10,916)

(1)
Includes depreciation related to our distribution centers and locations, which is reported in cost of merchandise and services sold in our condensed consolidated statements of operations.
(2)
Represents charges related to equity-based compensation and the related Company payroll tax expense, which are reported in SG&A in our condensed consolidated statements of operations.
(3)
Includes costs incurred for follow-on equity offerings, which are reported in other (income) expenses, net in our condensed consolidated statements of operations.
(4)
Represents non-recurring costs, such as third-party consulting costs, which are not part of our ongoing operations and are incurred to execute differentiated, strategic projects, and are reported in SG&A in our condensed consolidated statements of operations.
(5)
Includes executive transition costs, severance associated with corporate restructuring, losses (gains) on disposition of fixed assets, merger and acquisition costs, and other non- recurring, non-cash, or discrete items as determined by management. Amounts are reported in SG&A in our condensed consolidated statements of operations.
(6)
Represents the tax effect of the total adjustments based on our actual statutory tax rate. Amounts are reported in income tax benefit in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales increased to $195.1 million for the three months ended December 31, 2022, from $184.8 million in the prior year period, an increase of $10.3 million, or 5.6%. The increase was primarily driven by higher non-comparable sales of $17.7 million from acquisitions and new store growth. For the three months ended December 31, 2022, comparable sales growth decreased $7.4 million, or 4.0%, primarily due to adverse weather conditions compared to the prior year period.

Gross Profit and Gross Margin

Gross profit decreased to $65.3 million for the three months ended December 31, 2022 from $67.3 million in the prior year period, a decrease of $2.0 million, or 3.0%. Gross margin decreased to 33.5% compared to 36.4% in the prior year period, a decrease of 290 basis points. The decrease in gross profit was primarily due to a reduction in comparable sales. The decrease in gross margin was primarily due to business mix and occupancy deleverage.

Selling, General and Administrative Expenses

SG&A increased to $92.3 million during the three months ended December 31, 2022 from $79.8 million during the three months ended January 1, 2022, an increase of $12.5 million or 15.7%. This increase in SG&A was primarily related to a $12.0 million increase associated with higher sales, inflationary costs associated with payroll and digital marketing expenses and non-comparable SG&A associated with our acquisitions; a $2.8 million increase in executive transition and other costs primarily related to severance payments associated with the elimination of non-customer facing positions and nonrecurring merger and acquisition costs; and a $0.3 million increase in non-cash equity based compensation expense. These increases were offset by lower depreciation and amortization expense of $1.7 million and lower strategic project costs incurred of $0.8 million compared to the prior year period.

Total Other Expense

Total other expenses increased to $13.4 million for the three months ended December 31, 2022 from $7.3 million in the prior year period, an increase of $6.1 million. The increase in other expenses was primarily related the increase in interest expense of $6.5 million due to the increase in LIBOR rates on our floating rate debt compared to the prior year period.

Income Taxes

Income tax benefit increased to $10.1 million for the three months ended December 31, 2022 compared to $5.3 million in the prior year period, an increase of $4.8 million. The increase was primarily attributable to a higher pretax loss.

The effective income tax rate was a benefit of 25.0% for the three months ended December 31, 2022 and includes net income tax expenses attributable to equity-based compensation awards. The effective income tax rate was a benefit of 26.7% in the prior year period and includes net income tax benefits attributable to equity-based compensation awards.

Net Loss and Earnings per Share

Net loss increased to $(30.3) million for the three months ended December 31, 2022 compared to $(14.5) million in the prior year period, an increase of $15.8 million. Diluted earnings per share was $(0.16) for the three months ended December 31, 2022 compared to $(0.08) in the prior year period.

Adjusted net loss increased to $(25.3) million for the three months ended December 31, 2022 compared to $(10.9) million in the prior year period, an increase of $14.4 million. Adjusted diluted earnings per share was $(0.14) for the three months ended December 31, 2022 compared to $(0.06) in the prior year period.

Adjusted EBITDA

Adjusted EBITDA decreased to $(11.9) million for the three months ended December 31, 2022 compared to $1.1 million in the prior year period, a decrease of $13.0 million. This decrease was due primarily to the decrease in gross profit and higher SG&A.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $2.7 million and $112.3 million as of December 31, 2022 and October 1, 2022, respectively. As of December 31, 2022, we had $91.0 million outstanding on our Revolving Credit Facility and we had no amounts outstanding as of October 1, 2022,

Our primary working capital requirements are for the purchase of inventory, payroll, rent, other facility costs, distribution costs, and general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases.

Our capital expenditures are primarily related to infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems, ongoing location improvements, expenditures related to our distribution centers, and new location openings. We expect to fund capital expenditures from net cash provided by operating activities.

Based on our growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities, and borrowing availability under our Revolving Credit Facility will be adequate to finance our working capital requirements, planned capital expenditures, strategic acquisitions, share repurchases, and debt service over the next 12 months. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we may need to obtain additional equity or debt financing. There can be no assurance that equity or debt financing will be available to us if we need it or, if available, whether the terms will be satisfactory to us.

As of December 31, 2022, outstanding standby letters of credit totaled $10.0 million and, after considering borrowing base restrictions, we had $99.0 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of December 31, 2022, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Three Months Ended
	December 31, 2022	January 1, 2022
Net cash used in operating activities	$(184,409)	$(125,559)
Net cash used in investing activities	(13,749)	(10,527)
Net cash provided by (used in) financing activities	88,556	(154,071)
Net decrease in cash and cash equivalents	$(109,602)	$(290,157)

Cash Used in Operating Activities

Net cash used in operating activities increased to $184.4 million for the three months ended December 31, 2022 compared to $125.6 million in the prior year period, an increase of $58.8 million. This increase was primarily driven by changes in working capital related to strategic investment in product inventories to meet customer demand across product categories.

Cash Used in Investing Activities

Net cash used in investing activities increased to $13.7 million for the three months ended December 31, 2022 compared to $10.5 million in the prior year period, an increase of $3.2 million. This increase was primarily driven by higher investments for business acquisitions.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2022 was $88.6 million, and was primarily related to the borrowings on our Revolving Credit Facility of $91.0 million. Net cash used in financing activities for the three months ended January 1, 2022 was $154.1 million, and was primarily related to the repurchase and retirement of common stock of $152.1 million.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. As of December 31, 2022, approximately $147.7 million remained available for future purchases under our share repurchase program (see Note 13—Share Repurchase Program to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations outside the ordinary course of our business during the three months ended December 31, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgements. Based on this definition, we have identified the critical accounting policies and judgements, which are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. We base these estimates on historical results and various other assumptions we believe to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

There have been no material changes to our critical accounting estimates during the three months ended December 31, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

Impact of Inflation and Deflation

There have been no material changes in our exposure to inflation or deflation from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were ineffective as the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 was not yet remediated during the quarter ended December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Remediation

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, we are in the process of implementing a plan to address the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that the remediation of this material weakness will be completed during fiscal year 2023. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of December 31, 2022, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock under our $300 million share repurchase program during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2, 2022 - October 29, 2022	—	$—	—	$—
October 30, 2022 - November 26, 2022 (1)	27,329	$15.32	27,329	$418,680
November 27, 2022 - December 31, 2022	—	$—	—	$—

(1)
All repurchases disclosed in this table were repurchased as part of our publicly announced share repurchase program.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*	Leslie’s, Inc. Annual Incentive Plan
10.2*	Form of Restricted Stock Unit Award Agreement pursuant to 2020 Omnibus Incentive Plan
10.3*	Form of Performance Unit Award Agreement pursuant to 2020 Omnibus Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LESLIE’S, INC.

Date: February 3, 2023	By:	/s/ Steven M. Weddell
Steven M. Weddell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)