Form 10-Q
period 2023-04-01
Leslie's, Inc.
filed 2023-05-05
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

As of April 28, 2023, the Registrant had 183,843,169 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Our actual results or outcomes could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	April 1, 2023	October 1, 2022	April 2, 2022
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,701	$112,293	$51,971
Accounts and other receivables, net	37,988	45,295	33,619
Inventories	492,328	361,686	345,046
Prepaid expenses and other current assets	52,701	23,104	41,240
Total current assets	591,718	542,378	471,876
Property and equipment, net	80,612	78,087	70,547
Operating lease right-of-use assets	231,428	236,477	208,531
Goodwill and other intangibles, net	216,594	213,701	146,865
Deferred tax assets	—	1,268	2,429
Other assets	42,878	37,720	29,947
Total assets	$1,163,230	$1,109,631	$930,195
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$222,704	$266,972	$268,475
Operating lease liabilities	61,587	60,373	61,612
Income taxes payable	—	12,511	—
Current portion of long-term debt	8,100	8,100	8,100
Total current liabilities	292,391	347,956	338,187
Deferred tax liabilities	676	—	—
Operating lease liabilities, noncurrent	173,531	179,835	149,818
Revolving Credit Facility	172,000	—	45,000
Long-term debt, net	776,542	779,726	782,921
Other long-term liabilities	3,055	65	—
Total liabilities	1,418,195	1,307,582	1,315,926
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 183,843,169, 183,480,545, and 182,784,211 issued and outstanding as of April 1, 2023, October 1, 2022, and April 2, 2022, respectively.	184	183	183
Additional paid in capital	94,705	89,934	83,074
Retained deficit	(349,854)	(288,068)	(468,988)
Total stockholders’ deficit	(254,965)	(197,951)	(385,731)
Total liabilities and stockholders’ deficit	$1,163,230	$1,109,631	$930,195

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Sales	$212,844	$228,072	$407,948	$412,896
Cost of merchandise and services sold	141,674	142,443	271,482	259,951
Gross profit	71,170	85,629	136,466	152,945
Selling, general and administrative expenses	96,357	89,618	188,638	169,403
Operating loss	(25,187)	(3,989)	(52,172)	(16,458)
Other expense:
Interest expense	17,247	6,949	30,607	13,812
Other expenses, net	—	161	—	550
Total other expense	17,247	7,110	30,607	14,362
Loss before taxes	(42,434)	(11,099)	(82,779)	(30,820)
Income tax benefit	(10,907)	(3,659)	(20,993)	(8,929)
Net loss	$(31,527)	$(7,440)	$(61,786)	$(21,891)
Earnings per share:
Basic	$(0.17)	$(0.04)	$(0.34)	$(0.12)
Diluted	$(0.17)	$(0.04)	$(0.34)	$(0.12)
Weighted average shares outstanding:
Basic	183,729	182,678	183,621	185,592
Diluted	183,729	182,678	183,621	185,592

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, January 1, 2022	182,497	$182	$80,062	$(461,548)	$(381,304)
Issuance of common stock under the Plan	287	1	228	—	229
Equity-based compensation	—	—	2,784	—	2,784
Net loss	—	—	—	(7,440)	(7,440)
Balance, April 2, 2022	182,784	$183	$83,074	$(468,988)	$(385,731)

Balance, December 31, 2022	183,564	$184	$92,508	$(318,327)	$(225,635)
Issuance of common stock under the Plan	367	—	—	—	—
Equity-based compensation	—	—	3,517	—	3,517
Restricted stock units surrendered in lieu of withholding taxes	(88)	—	(1,320)	—	(1,320)
Net loss	—	—	—	(31,527)	(31,527)
Balance, April 1, 2023	183,843	$184	$94,705	$(349,854)	$(254,965)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)
Issuance of common stock under the Plan	463	1	328	—	329
Equity-based compensation	—	—	5,535	—	5,535
Repurchase and retirement of common stock	(7,500)	(8)	(127,500)	(24,638)	(152,146)
Net loss	—	—	—	(21,891)	(21,891)
Balance, April 2, 2022	182,784	$183	$83,074	$(468,988)	$(385,731)

Balance, October 1, 2022	183,481	$183	$89,934	$(288,068)	$(197,951)
Issuance of common stock under the Plan	477	1	—	—	1
Equity-based compensation	—	—	6,510	—	6,510
Restricted stock units surrendered in lieu of withholding taxes	(115)	—	(1,739)	—	(1,739)
Net loss	—	—	—	(61,786)	(61,786)
Balance, April 1, 2023	183,843	$184	$94,705	$(349,854)	$(254,965)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	April 1, 2023	April 2, 2022
Operating Activities
Net loss	$(61,786)	$(21,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,425	15,817
Equity-based compensation	6,510	5,535
Amortization of deferred financing costs and debt discounts	1,006	986
Provision for doubtful accounts	123	418
Deferred income taxes	1,944	1,305
Loss on asset dispositions	118	118
Changes in operating assets and liabilities:
Accounts and other receivables	7,919	4,823
Inventories	(127,365)	(132,358)
Prepaid expenses and other current assets	(30,897)	(20,306)
Other assets	(6,734)	(4,922)
Accounts payable and accrued expenses	(41,701)	26,588
Income taxes payable	(12,511)	(6,945)
Operating lease assets and liabilities, net	(41)	(5,925)
Net cash used in operating activities	(245,990)	(136,757)
Investing Activities
Purchases of property and equipment	(14,828)	(14,322)
Business acquisitions, net of cash acquired	(9,939)	(29,988)
Proceeds from asset dispositions	1,176	407
Net cash used in investing activities	(23,591)	(43,903)
Financing Activities
Borrowings on Revolving Credit Facility	193,000	45,000
Payments on Revolving Credit Facility	(21,000)	—
Repayment of long-term debt	(4,050)	(4,050)
Payment of deferred financing costs	(222)	—
Proceeds from options exercised	—	329
Repurchase and retirement of common stock	—	(152,146)
Payments of employee tax withholdings related to restricted stock vesting	(1,739)	—
Net cash provided by (used in) financing activities	165,989	(110,867)
Net decrease in cash and cash equivalents	(103,592)	(291,527)
Cash and cash equivalents, beginning of period	112,293	343,498
Cash and cash equivalents, end of period	$8,701	$51,971
Supplemental Information:
Interest	$28,339	$13,325
Income taxes, net of refunds received	11,932	7,358

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, and cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 997 company-operated locations in 39 states and e-commerce websites.

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended April 1, 2023 and April 2, 2022 refer to the 13 weeks ended April 1, 2023 and April 2, 2022, respectively. References to the six months ended April 1, 2023 and April 2, 2022 refer to the 26 weeks ended April 1, 2023 and April 2, 2022, respectively.

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

Summary of Other Significant Accounting Policies

There have been no changes to our Significant Accounting Policies since our Annual Report on Form 10-K for the year ended October 1, 2022, other than the adoption of Reference Rate Reform discussed further below. For more information regarding our Significant Accounting Policies and Estimates, see Note 2—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended October 1, 2022.

Recent Accounting Pronouncements

In March 2020, January 2021 and December 2022, the FASB issued ASU No. 2020-04, 2021-01 and 2022-06, respectively, regarding Reference Rate Reform (collectively “Topic 848”). This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates, and particularly, the risk of cessation of the London Inter-Bank Offer Rate (“LIBOR”) related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of LIBOR is expected to be June 30, 2023. In addition, Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective upon issuance and may be applied through December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The primary contracts for which LIBOR is used are our Revolving Credit Facility and Term Loan (as defined in Note 9—Long-Term Debt, Net). The Company transitioned from LIBOR to the Secured Overnight Financing Rate (“Term SOFR”) for our Revolving Credit Facility and elected the optional expedients under the standard as of first day of the second quarter. This adoption did not have a material impact to our condensed consolidated financial statements. The Company plans to transition to Term SOFR for our Term Loan during the third quarter of fiscal 2023 and does not anticipate this adoption to have a material impact to our condensed consolidated financial statements.

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

Fiscal 2023 Acquisitions

During the six months ended April 1, 2023, we acquired three businesses for an aggregate purchase price of $9.9 million. These acquisitions expanded our pool and spa footprint and added seven new locations across Arizona, Florida, and Louisiana. The purchase accounting for these acquisitions has not yet been completed.

Fiscal 2022 Acquisitions

In fiscal 2022, we acquired six businesses for an aggregate purchase price of $107.7 million, inclusive of contingent consideration of up to $4.0 million if certain performance metrics are achieved within one to three years of the respective closing dates. Contingent considerations are remeasured to fair value at each reporting period until the contingency is resolved. These acquisitions expanded our pool and spa footprint and added 27 new locations as well as expanded our manufacturing capabilities. The following table sets forth the preliminary purchase price allocation of these acquisitions, net of immaterial measurement period adjustments, in the aggregate (in thousands). The purchase accounting for five of the six acquisitions is complete.

Total
Total purchase consideration, net of cash acquired	$107,663
Fair value of assets acquired and liabilities assumed:
Inventories	20,050
Finite-lived intangible assets	15,200
Other assets and liabilities, net	3,086
Total assets acquired, net of liabilities assumed	38,336
Goodwill	$69,327

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	April 1, 2023	October 1, 2022	April 2, 2022
Balance at beginning of the period	$173,513	$101,114	$101,114
Acquisitions, net of measurement period adjustments	2,831	72,399	17,208
Balance at the end of the period	$176,344	$173,513	$118,322

Other Intangible Assets

Other intangible assets consisted of the following as of April 1, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	10.3	$26,740	$(6,915)	$19,825
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.9	8,683	(7,482)	1,201
Consumer relationships	7.6	24,100	(14,419)	9,681
Other intangibles	5.6	6,620	(6,427)	193
Total		$75,493	$(35,243)	$40,250

Other intangible assets consisted of the following as of October 1, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	11.0	$24,440	$(5,907)	$18,533
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	6.5	8,683	(7,379)	1,304
Consumer relationships	7.9	24,100	(13,339)	10,761
Other intangibles	6.2	6,620	(6,380)	240
Total		$73,193	$(33,005)	$40,188

Other intangible assets consisted of the following as of April 2, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.2	$7,940	$(5,350)	$2,590
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.0	8,683	(7,276)	1,407
Consumer relationships	6.1	19,000	(12,513)	6,487
Other intangibles	6.7	6,620	(6,311)	309
Total		$59,993	$(31,450)	$28,543

Amortization expense was $1.3 million and $0.1 million for the three months ended April 1, 2023 and April 2, 2022, respectively. Amortization expense was $2.2 million and $1.4 million for the six months ended April 1, 2023 and April 2, 2022, respectively. No impairment of goodwill or other intangible assets was recorded during the three and six months ended April 1, 2023 and April 2, 2022, respectively.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of April 1, 2023 (in thousands):

Amount
Remainder of fiscal 2023	$2,093
2024	3,324
2025	3,155
2026	2,767
2027	2,603
Thereafter	16,958
Total	$30,900

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	April 1, 2023	October 1, 2022	April 2, 2022
Vendor and other rebates receivable	$18,114	$24,546	$20,519
Customer receivables	16,560	17,708	12,193
Other receivables	4,805	4,553	1,932
Allowance for doubtful accounts	(1,491)	(1,512)	(1,025)
Total	$37,988	$45,295	$33,619

Note 6—Inventories

Inventories consisted of the following (in thousands):

	April 1, 2023	October 1, 2022	April 2, 2022
Raw materials	$7,184	$9,065	$9,595
Finished goods	485,144	352,621	335,451
Total	$492,328	$361,686	$345,046

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 1, 2023	October 1, 2022	April 2, 2022
Prepaid insurance	$6,125	$1,110	$5,991
Prepaid occupancy costs	1,937	1,840	1,732
Prepaid sales tax	3,027	2,874	3,266
Prepaid inventory	—	—	6,889
Prepaid other	3,994	4,847	3,333
Income taxes receivable	22,362	—	10,555
Other current assets	15,256	12,433	9,474
Total	$52,701	$23,104	$41,240

Note 8—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	April 1, 2023	October 1, 2022	April 2, 2022
Accounts payable	$139,804	$156,456	$160,909
Accrued payroll and employee benefits	18,439	34,010	20,050
Customer deposits	8,766	13,250	16,874
Interest	1,604	342	4,293
Inventory related accruals	15,444	16,034	15,072
Loyalty and deferred revenue	6,379	5,541	8,727
Sales tax	7,534	9,130	11,807
Self-insurance reserves	9,662	9,280	11,182
Other accrued liabilities	15,072	22,929	19,561
Total	$222,704	$266,972	$268,475

As of April 1, 2023, October 1, 2022, and April 2, 2022, capital expenditures included in other accrued liabilities were $1.2 million, $1.1 million, and $2.0 million, respectively.

Note 9—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		April 1, 2023	October 1, 2022	April 2, 2022
Term Loan—due on March 9, 2028	7.34%	(2)	$793,800	$797,850	$801,900
Revolving Credit Facility	6.61%	(3)	172,000	—	45,000
Total long-term debt			965,800	797,850	846,900
Less: current portion of long-term debt			(8,100)	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			(172,000)	—	(45,000)
Less: unamortized discount			(2,562)	(2,805)	(3,046)
Less: deferred financing charges			(6,596)	(7,219)	(7,833)
Total long-term debt, net			$776,542	$779,726	$782,921

(1)
Effective interest rates as of April 1, 2023.
(2)
Carries interest at a specified margin over LIBOR between 2.50% and 2.75% with a minimum LIBOR of 0.50%.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Term SOFR loans.

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

Revolving Credit Facility

In March 2023, we entered into Amendment No. 6 to our $200.0 million credit facility (“Revolving Credit Facility”) maturing on August 13, 2025 (the “Amendment”). The Amendment (i) increased the revolving credit commitments under the Revolving Credit Facility in the amount of $50.0 million, such that the aggregate commitments are $250.0 million and (ii) replaced the existing LIBOR-based rate with a Term SOFR-based rate, as an interest rate benchmark. The Revolving Credit Facility has (i) an applicable margin on Base Rate loans with a range of 0.25% to 0.75%, (ii) an applicable margin on Term SOFR loans with a range of 1.25% and 1.75%, (iii)

a SOFR Adjustment of 0.10% for all borrowing periods, (iv) a floor of 0% per annum, and (v) a commitment fee rate of 0.25% per annum. The other material terms of the Revolving Credit Facility prior to the Amendment remained substantially unchanged.

We had $172.0 million and $45.0 million outstanding on the Revolving Credit Facility as of April 1, 2023 and April 2, 2022, respectively. As of October 1, 2022, no amounts were outstanding on the Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $11.4 million of existing standby letters of credit as of April 1, 2023.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan and the Revolving Credit Facility do not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of April 1, 2023, October 1, 2022, or April 2, 2022.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of April 1, 2023 (in thousands):

Amount
Remainder of fiscal 2023	$4,050
2024	6,075
2025	182,125
2026	8,100
2027	8,100
Thereafter	757,350
Total	$965,800

Note 10—Income Taxes

Our effective income tax rate was a benefit of 25.4% for the six months ended April 1, 2023, compared to 29.0% for the six months ended April 2, 2022. The differences between the statutory rate and our effective rate for the six months ended April 1, 2023 and April 2, 2022 were primarily attributable to state taxes. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

In August 2022, the Inflation Reduction Act of 2022 was signed into law and contains provisions effective January 1, 2023 which were not material to the Company’s income tax provision.

Note 11—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect to our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of April 1, 2023, October 1, 2022, and April 2, 2022, respectively.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of April 1, 2023, October 1, 2022, and April 2, 2022, respectively. We had standby letters of credit outstanding in the amount of $11.4 million as of April 1, 2023 for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

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

As of April 1, 2023, approximately $147.7 million remained available for future purchases under our share repurchase program.

The following table presents information about our repurchases of common stock under our share repurchase program (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Total number of shares repurchased	—	—	27	7,500
Total amount paid for shares repurchased	$—	$—	$419	$151,875

Note 14—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards such as non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. The vesting of the Company’s outstanding and unvested Stock Options, RSUs, and PSUs is contingent upon the holder’s continued service through the date of each applicable vesting event. As of April 1, 2023, we had approximately 7.5 million shares of common stock available for future grants under the Plan.

As of April 1, 2023, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $31.3 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements. The following tables summarizes our Stock Option activity under the Plan during the six months ended April 1, 2023 (in thousands, except per share amounts):

	April 1, 2023
	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	3,780	$18.24
Granted	—	—
Exercised	—	—
Forfeited/Expired	(259)	19.13
Balance, Ending	3,521	$18.18

Vested and exercisable as of April 1, 2023	1,948	$17.93

As of April 1, 2023
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	$6,656
Weighted average years that expense is expected to be recognized	1.4
Weighted average remaining contractual years outstanding	8.1

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan during the six months ended April 1, 2023 (in thousands, except per share amounts):

	April 1, 2023
	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	2,297	$10.04
Granted (1)	982	12.04
Vested	(478)	6.58
Forfeited	(148)	14.89
Balance, Ending	2,653	$11.13

(1)
Includes 0.3 million PSUs granted in December 2022 subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during each of fiscal years 2023, 2024, and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $12.04 and assumes attainment of target payout rates at 100% as set forth in the performance criteria. Equity-based compensation expense is recognized for awards deemed probable of vesting.

As of April 1, 2023
Unamortized value of unvested RSUs/PSUs	$24,638
Weighted average period (years) expense is expected to be recognized	2.7

During the three months ended April 1, 2023 and April 2, 2022, equity-based compensation expense was $3.5 million and $2.8 million, respectively. During the six months ended April 1, 2023 and April 2, 2022, equity-based compensation expense was $6.5 million and $5.5 million, respectively. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 15—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Numerator:
Net loss	$(31,527)	$(7,440)	$(61,786)	$(21,891)
Denominator:
Weighted average shares outstanding - basic	183,729	182,678	183,621	185,592
Effect of dilutive securities:
Stock Options	—	—	—	—
RSUs	—	—	—	—
Weighted average shares outstanding - diluted	183,729	182,678	183,621	185,592

Basic earnings per share	$(0.17)	$(0.04)	$(0.34)	$(0.12)
Diluted earnings per share	$(0.17)	$(0.04)	$(0.34)	$(0.12)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Stock Options	3,573	811	3,636	860
RSUs	1,761	2,467	1,865	2,652
Total	5,334	3,278	5,501	3,512

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

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended April 1, 2023 and April 2, 2022 refer to the 13 weeks ended April 1, 2023 and April 2, 2022, respectively. References to the six months ended April 1, 2023 and April 2, 2022 refer to the 26 weeks ended April 1, 2023 and April 2, 2022, respectively.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 997 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

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

The number of new locations reflects the number of locations opened during a particular reporting period. New locations require an initial capital investment in location buildouts, fixtures, and equipment, which we amortize over time as well as cash required for inventory.

As of April 1, 2023, we operated 997 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest (including amortization of debt issuance costs), taxes, depreciation and amortization, management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, strategic project costs, executive transition costs, severance, losses (gains) on asset dispositions, merger and acquisition costs, and other non-recurring, non-cash or discrete items. Adjusted EBITDA is a key measure used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other companies using similar measures.

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

Adjusted net income (loss) is defined as net income (loss) adjusted to exclude management fees, equity-based compensation expense, loss on debt extinguishment, costs related to equity offerings, strategic project costs, executive transition costs, severance, losses (gains) on asset dispositions, merger and acquisition costs, and other non-recurring, non-cash, or discrete items. Adjusted diluted earnings per share is defined as Adjusted net income (loss) divided by the diluted weighted average number of common shares outstanding.

Factors Affecting the Comparability of our Results of Operations

Our reported results have been affected by, among other events, the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including the COVID-19 pandemic, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation, rising interest rates, general economic slowdown, and potential failures among financial institutions. The extent of the impact of COVID-19 on our financial and operating performance depends significantly on the duration and severity of the pandemic, the actions taken to contain or mitigate its impact, and any changes in consumer behaviors. While it is not possible to predict the likelihood, timing, or severity of future direct and indirect impacts of COVID-19 on our business, due to the non-discretionary nature of our products and services, our business has delivered strong growth and profitability throughout the pandemic, despite restrictions on the operation of our locations and distribution facilities. Significant disruption to our supply chain for products we sell, as a result of COVID-19, geopolitical conflict or otherwise, could have a material impact on our sales and earnings.

Business Acquisitions

See Note 3—Business Combinations to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding our business acquisitions.

Results of Operations

We derived our condensed consolidated statements of operations for the three and six months ended April 1, 2023 and April 2, 2022 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
Statements of Operations Data:	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Sales	$212,844	$228,072	$407,948	$412,896
Cost of merchandise and services sold	141,674	142,443	271,482	259,951
Gross profit	71,170	85,629	136,466	152,945
Selling, general and administrative expenses	96,357	89,618	188,638	169,403
Operating loss	(25,187)	(3,989)	(52,172)	(16,458)
Other expense:
Interest expense	17,247	6,949	30,607	13,812
Other expenses, net	—	161	—	550
Total other expense	17,247	7,110	30,607	14,362
Loss before taxes	(42,434)	(11,099)	(82,779)	(30,820)
Income tax benefit	(10,907)	(3,659)	(20,993)	(8,929)
Net loss	$(31,527)	$(7,440)	$(61,786)	$(21,891)
Earnings per share
Basic	$(0.17)	$(0.04)	$(0.34)	$(0.12)
Diluted	$(0.17)	$(0.04)	$(0.34)	$(0.12)
Weighted average shares outstanding
Basic	183,729	182,678	183,621	185,592
Diluted	183,729	182,678	183,621	185,592

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	66.6	62.5	66.5	63.0
Gross margin	33.4	37.5	33.5	37.0
Selling, general and administrative expenses	45.3	39.3	46.2	41.0
Operating loss	(11.8)	(1.7)	(12.8)	(4.0)
Other expense:
Interest expense	8.1	3.0	7.5	3.3
Other expenses, net	—	0.1	—	0.1
Total other expense	8.1	3.1	7.5	3.5
Loss before taxes	(19.9)	(4.9)	(20.3)	(7.5)
Income tax benefit	(5.1)	(1.6)	(5.1)	(2.2)
Net loss	(14.8)	(3.3)	(15.1)	(5.3)
Other Financial and Operations Data:
Number of new and acquired locations, net	5	6	7	13
Number of locations open at end of period	997	965	997	965
Comparable sales growth(2)	(13.5)%	13.3%	(9.4)%	16.4%
Adjusted EBITDA(3)	$(8,440)	$8,696	$(20,355)	$9,792
Adjusted EBITDA as a percentage of sales(3)	(4.0)%	3.8%	(5.0)%	2.4%
Adjusted net loss(3)	$(25,659)	$(2,738)	$(50,992)	$(13,654)
Adjusted diluted earnings per share	$(0.14)	$(0.01)	$(0.28)	$(0.07)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to Adjusted net loss for the three and six months ended April 1, 2023 and April 2, 2022, respectively (in thousands).

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net loss	$(31,527)	$(7,440)	$(61,786)	$(21,891)
Interest expense	17,247	6,949	30,607	13,812
Income tax benefit	(10,907)	(3,659)	(20,993)	(8,929)
Depreciation and amortization expense(1)	8,922	6,576	17,425	15,817
Equity-based compensation expense(2)	3,662	2,918	6,706	5,712
Costs related to equity offerings(3)	—	161	—	550
Strategic project costs(4)	1,294	2,274	2,014	3,787
Executive transition costs and other(5)	2,869	917	5,672	934
Adjusted EBITDA	$(8,440)	$8,696	$(20,355)	$9,792

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net loss	$(31,527)	$(7,440)	$(61,786)	$(21,891)
Equity-based compensation expense(2)	3,662	2,918	6,706	5,712
Costs related to equity offerings(3)	—	161	—	550
Strategic project costs(4)	1,294	2,274	2,014	3,787
Executive transition costs and other(5)	2,869	917	5,672	934
Tax effects of these adjustments(6)	(1,957)	(1,568)	(3,598)	(2,746)
Adjusted net loss	$(25,659)	$(2,738)	$(50,992)	$(13,654)

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
(5)
Includes executive transition costs, severance associated with corporate restructuring, losses (gains) on asset dispositions, merger and acquisition costs, and other non-recurring, non-cash, or discrete items as determined by management. Amounts are reported in SG&A in our condensed consolidated statements of operations.
(6)
Represents the tax effect of the total adjustments based on our actual statutory tax rate. Amounts are reported in income tax benefit in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales decreased to $212.8 million for the three months ended April 1, 2023, from $228.1 million in the prior year period, a decrease of $15.3 million, or 6.7%. Comparable sales decreased $31.0 million, or 13.5%, compared to the prior year period, primarily driven by the normalization of the seasonal purchasing cycle to pre-pandemic patterns and adverse weather. Non-comparable sales related to acquisitions and new stores contributed $15.7 million compared to the prior year period.

Sales decreased to $407.9 million for the six months ended April 1, 2023, from $412.9 million in the prior year period, a decrease of $5.0 million, or 1.2%. Comparable sales decreased $38.9 million, or 9.4%, compared to the prior year period, primarily driven by the normalization of the seasonal purchasing cycle to pre-pandemic patterns during the second quarter and adverse weather that impacted the first half of the year. Non-comparable sales related to acquisitions and new stores contributed $33.9 million compared to the prior year period.

Gross Profit and Gross Margin

Gross profit decreased to $71.2 million for the three months ended April 1, 2023 from $85.6 million in the prior year period, a decrease of $14.4 million, or 16.9%. Gross margin decreased to 33.4% compared to 37.5% in the prior year period, a decrease of 410 basis points. Gross profit decreased to $136.5 million for the six months ended April 1, 2023 from $152.9 million in the prior year period, a decrease of $16.4 million, or 10.8%. Gross margin decreased to 33.5% compared to 37.0% in the prior year period, a decrease of 360 basis points. The decreases in gross profit were primarily attributable to occupancy and distribution cost deleverage.

Selling, General and Administrative Expenses

SG&A increased to $96.4 million during the three months ended April 1, 2023 from $89.6 million during the three months ended April 2, 2022, an increase of $6.8 million, or 7.5%. This increase in SG&A was primarily related to a $3.8 million increase primarily driven by non-comparable SG&A associated with acquisitions and increased investments in our associates; a $2.0 million increase in executive transition and other costs primarily related to severance payments associated with the elimination of non-customer facing positions and non-recurring merger and acquisition costs; higher depreciation and amortization expense of $1.4 million; and a $0.7 million increase in non-cash equity based compensation expense. These increases were offset by lower strategic project costs incurred of $1.0 million compared to the prior year period.

SG&A increased to $188.6 million during the six months ended April 1, 2023 from $169.4 million during the six months ended April 2, 2022, an increase of $19.2 million, or 11.4%. This increase in SG&A was primarily related to a $16.0 million increase primarily driven by non-comparable SG&A associated with acquisitions and increased investments in our associates; a $4.8 million increase in executive transition and other costs primarily related to severance payments associated with the elimination of non-customer facing positions and non-recurring merger and acquisition costs; and a $1.0 million increase in non-cash equity-based compensation expense. These increases were offset by lower strategic project costs incurred of $1.8 million and lower other non-recurring costs and depreciation and amortization expense of $0.6 million compared to the prior year period.

Total Other Expense

Total other expenses increased to $17.2 million for the three months ended April 1, 2023 from $7.1 million in the prior year period, an increase of $10.1 million. Total other expenses increased to $30.6 million for the six months ended April 1, 2023 from $14.4 million in the prior year period, an increase of $16.2 million.

The increases in other expenses were primarily related to the increase in interest expense of $10.3 million and $16.8 million for the three and six months ended April 1, 2023, respectively, compared to the prior year periods, due to higher interest rates on our Term Loan and Revolving Credit Facility and increased borrowings on our Revolving Credit Facility.

Income Taxes

Income tax benefit increased to $10.9 million for the three months ended April 1, 2023 compared to $3.7 million in the prior year period, an increase of $7.2 million. Income tax benefit increased to $21.0 million for the six months ended April 1, 2023 compared to $8.9 million in the prior year period, an increase of $12.1 million. These increases were primarily attributable to higher pretax losses.

The effective income tax rate was a benefit of 25.7% and 25.4% for the three and six months ended April 1, 2023, respectively. The effective income tax rate was a benefit of 33.0% and 29.0% for the three and six months ended April 2, 2022, respectively, and included the net income tax benefits attributable to equity-based compensation awards and research and development credits.

Net Loss and Earnings per Share

Net loss increased to $(31.5) million for the three months ended April 1, 2023 compared to $(7.4) million in the prior year period, an increase of $24.1 million. Net loss increased to $(61.8) million for the six months ended April 1, 2023 compared to $(21.9) million in the prior year period, an increase of $39.9 million. Diluted earnings per share was $(0.17) for the three months ended April 1, 2023 compared to $(0.04) in the prior year period. Diluted earnings per share was $(0.34) for the six months ended April 1, 2023 compared to $(0.12) in the prior year period.

Adjusted net loss increased to $(25.7) million for the three months ended April 1, 2023 compared to $(2.7) million in the prior year period, an increase of $23.0 million. Adjusted net loss increased to $(51.0) million for the six months ended April 1, 2023 compared to $(13.7) million in the prior year period, an increase of $37.3 million. Adjusted diluted earnings per share was $(0.14) for the three months ended April 1, 2023 compared to $(0.01) in the prior year period. Adjusted diluted earnings per share was $(0.28) for the six months ended April 1, 2023 compared to $(0.07) in the prior year period.

Adjusted EBITDA

Adjusted EBITDA decreased to $(8.4) million for the three months ended April 1, 2023 compared to $8.7 million in the prior year period, a decrease of $17.1 million. Adjusted EBITDA decreased to $(20.4) million for the six months ended April 1, 2023 compared to $9.8 million in the prior year period, a decrease of $30.2 million. These decreases were primarily due to decreases in gross profit and higher SG&A.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. Sales and earnings are highest during the third and fourth fiscal quarters, which include April through September, and represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital, and capital expenditures related to new locations and other growth initiatives. While these investments drive performance during the primary selling season in our third and fourth fiscal quarters, they have a negative impact on our earnings and cash flow during our first and second fiscal quarters.

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

We generally open new locations before our peak selling season begins and we generally close locations after our peak selling season ends. We expect that our quarterly results of operations will fluctuate depending on the timing and amount of sales contributed by new locations.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $8.7 million and $112.3 million as of April 1, 2023 and October 1, 2022, respectively. As of April 1, 2023, we had $172.0 million outstanding on our Revolving Credit Facility. No amounts were outstanding as of October 1, 2022.

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

As of April 1, 2023, outstanding standby letters of credit totaled $11.4 million and, after considering borrowing base restrictions, we had $66.6 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of April 1, 2023, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Six Months Ended
	April 1, 2023	April 2, 2022
Net cash used in operating activities	$(245,990)	$(136,757)
Net cash used in investing activities	(23,591)	(43,903)
Net cash provided by (used in) financing activities	165,989	(110,867)
Net decrease in cash and cash equivalents	$(103,592)	$(291,527)

Cash Used in Operating Activities

Net cash used in operating activities increased to $246.0 million for the six months ended April 1, 2023 compared to $136.8 million in the prior year period, an increase of $109.2 million. This increase was primarily driven by higher net loss in the current year period and changes in working capital related to the timing of strategic investment in product inventories to meet customer demand across product categories.

Cash Used in Investing Activities

Net cash used in investing activities decreased to $23.6 million for the six months ended April 1, 2023 compared to $43.9 million in the prior year period, a decrease of $20.3 million. This decrease was driven by lower investments for business acquisitions of $20.0 million compared to the prior year period.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended April 1, 2023 was $166.0 million and was primarily related to net borrowings on our Revolving Credit Facility of $172.0 million, partially offset by repayment of long-term debt of $4.1 million. Net cash used in financing activities for the six months ended April 2, 2022 was $110.9 million and was primarily related to the repurchase of common stock of $152.1 million and repayment of long-term debt of $4.1 million, partially offset by borrowings on our Revolving Credit Facility of $45.0 million.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. As of April 1, 2023, approximately $147.7 million remained available for future purchases under our share repurchase program (see Note 13—Share Repurchase Program to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash obligations as of April 1, 2023 (in thousands):

	Payments Due By Period
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Revolving Credit Facility (1)	$172,000	$—	$—	$172,000	$—	$—	$—
Term Loan	793,800	4,050	6,075	10,125	8,100	8,100	757,350
Letters of credit	11,390	11,390	—	—	—	—	—
Purchase commitments (2)	202,788	40,961	77,110	75,331	4,897	2,990	1,499
Operating lease obligations (3)	267,594	33,804	73,773	58,240	48,452	29,480	23,845
Total	$1,447,572	$90,205	$156,958	$315,696	$61,449	$40,570	$782,694

(1)
We are required to pay a commitment fee of 0.25% based on the unused portion of the Revolving Credit Facility.
(2)
Purchase obligations include all legally binding contracts and primarily relate to firm commitments for inventory purchases. Purchase orders that are not binding agreements are excluded from the table above.

(3)
Operating lease obligations relate to our locations, office, distribution, and manufacturing facilities. We are obligated to make cash payments in connection with various lease obligations and purchase commitments and all obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option typically for periods of five or more years and are cancelable on short notice, and others require payments upon early termination.

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

There have been no material changes to our critical accounting estimates during the three and six months ended April 1, 2023 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. The interest rate on borrowings under our Revolving Credit Facility were based on LIBOR prior to March 2023. Due to the discontinuation of LIBOR, we have transitioned the impacted interest rate benchmark to Term SOFR. See Note 9—Long-Term Debt, Net to our condensed consolidated financial statements for additional information.

Impact of Inflation and Deflation

There have been no material changes in our exposure to inflation or deflation from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were ineffective as the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 was not yet remediated as of April 1, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Remediation

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, we are in the process of implementing a plan to address the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that the remediation of this material weakness will be completed during fiscal year 2023. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of April 1, 2023, we had established reserves for claims that were probable and estimable and such reserves were not significant as of such date. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 1, 2022, other than the risk factors presented below.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank due to liquidity concerns. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank or Signature Bank, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

We maintain our cash at financial institutions in balances that may exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions, and the amounts of cash held in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If the banking institutions we use were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations, and our ability to access such funds in a timely manner, or at all, could be limited. Any material loss or delayed receipt of cash that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our suppliers, vendors, and employees, and cause other operational challenges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Sixth Amended and Restated Certificate of Incorporation, effective as of March 16, 2023	8-K	3.1	3/16/2023
10.41	Amendment No. 6, dated as of March 15, 2023, to the Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s, Inc., and the subsidiary borrowers named therein, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, Co-Collateral Agent	8-K	10.1	3/16/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LESLIE’S, INC.

Date: May 4, 2023	By:	/s/ Steven M. Weddell
Steven M. Weddell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)