Form 10-Q
period 2023-07-01
Leslie's, Inc.
filed 2023-08-03
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

As of July 28, 2023, the Registrant had 184,004,936 shares of common stock, $0.001 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 1, 2022, and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	July 1, 2023	October 1, 2022	July 2, 2022
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,430	$112,293	$193,130
Accounts and other receivables, net	49,263	45,295	47,266
Inventories	436,557	361,686	361,391
Prepaid expenses and other current assets	31,454	23,104	30,542
Total current assets	536,704	542,378	632,329
Property and equipment, net	85,396	78,087	71,653
Operating lease right-of-use assets	250,378	236,477	221,694
Goodwill and other intangibles, net	219,835	213,701	155,663
Deferred tax assets	194	1,268	1,230
Other assets	44,918	37,720	34,422
Total assets	$1,137,425	$1,109,631	$1,116,991
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$242,510	$266,972	$330,881
Operating lease liabilities	61,342	60,373	63,303
Income taxes payable	3,345	12,511	30,611
Current portion of long-term debt	8,100	8,100	8,100
Total current liabilities	315,297	347,956	432,895
Operating lease liabilities, noncurrent	193,004	179,835	161,473
Revolving Credit Facility	31,000	—	—
Long-term debt, net	774,884	779,726	781,322
Other long-term liabilities	3,050	65	70
Total liabilities	1,317,235	1,307,582	1,375,760
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 184,004,936, 183,480,545, and 183,027,684 issued and outstanding as of July 1, 2023, October 1, 2022, and July 2, 2022, respectively.	184	183	183
Additional paid in capital	97,313	89,934	87,050
Retained deficit	(277,307)	(288,068)	(346,002)
Total stockholders’ deficit	(179,810)	(197,951)	(258,769)
Total liabilities and stockholders’ deficit	$1,137,425	$1,109,631	$1,116,991

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales	$610,891	$673,633	$1,018,839	$1,086,529
Cost of merchandise and services sold	359,295	370,026	630,777	629,977
Gross profit	251,596	303,607	388,062	456,552
Selling, general and administrative expenses	135,789	131,469	324,427	300,872
Operating income	115,807	172,138	63,635	155,680
Other expense:
Interest expense	17,675	6,847	48,282	20,659
Other (income) expenses, net	—	(143)	—	407
Total other expense	17,675	6,704	48,282	21,066
Income before taxes	98,132	165,434	15,353	134,614
Income tax expense	25,585	42,448	4,592	33,519
Net income	$72,547	$122,986	$10,761	$101,095
Earnings per share:
Basic	$0.39	$0.67	$0.06	$0.55
Diluted	$0.39	$0.67	$0.06	$0.54
Weighted average shares outstanding:
Basic	183,932	182,937	183,725	184,707
Diluted	184,760	184,721	184,752	186,695

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, April 2, 2022	182,784	$183	$83,074	$(468,988)	$(385,731)
Issuance of common stock under the Plan	244	—	1,049	—	1,049
Equity-based compensation	—	—	2,927	—	2,927
Net income	—	—	—	122,986	122,986
Balance, July 2, 2022	183,028	$183	$87,050	$(346,002)	$(258,769)

Balance, April 1, 2023	183,843	$184	$94,705	$(349,854)	$(254,965)
Issuance of common stock under the Plan	166	—	—	—	—
Equity-based compensation	—	—	2,649	—	2,649
Restricted stock units surrendered in lieu of withholding taxes	(4)	—	(41)	—	(41)
Net income	—	—	—	72,547	72,547
Balance, July 1, 2023	184,005	$184	$97,313	$(277,307)	$(179,810)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)
Issuance of common stock under the Plan	707	1	1,377	—	1,378
Equity-based compensation	—	—	8,462	—	8,462
Repurchase and retirement of common stock	(7,500)	(8)	(127,500)	(24,638)	(152,146)
Net income	—	—	—	101,095	101,095
Balance, July 2, 2022	183,028	$183	$87,050	$(346,002)	$(258,769)

Balance, October 1, 2022	183,481	$183	$89,934	$(288,068)	$(197,951)
Issuance of common stock under the Plan	643	1	—	—	1
Equity-based compensation	—	—	9,159	—	9,159
Restricted stock units surrendered in lieu of withholding taxes	(119)	—	(1,780)	—	(1,780)
Net income	—	—	—	10,761	10,761
Balance, July 1, 2023	184,005	$184	$97,313	$(277,307)	$(179,810)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	July 1, 2023	July 2, 2022
Operating Activities
Net income	$10,761	$101,095
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,569	22,880
Equity-based compensation	9,159	8,462
Amortization of deferred financing costs and debt discounts	1,541	1,483
Provision for doubtful accounts	25	723
Deferred income taxes	1,074	2,504
Loss on asset dispositions	103	271
Changes in operating assets and liabilities:
Accounts and other receivables	(3,399)	(9,129)
Inventories	(70,393)	(146,196)
Prepaid expenses and other current assets	(9,614)	(9,075)
Other assets	(8,864)	(9,429)
Accounts payable and accrued expenses	(21,846)	91,145
Income taxes payable	(9,166)	23,666
Operating lease assets and liabilities, net	237	(5,742)
Net cash (used in) provided by operating activities	(74,813)	72,658
Investing Activities
Purchases of property and equipment	(26,733)	(25,927)
Business acquisitions, net of cash acquired	(15,549)	(40,670)
Proceeds from asset dispositions	1,384	414
Net cash used in investing activities	(40,898)	(66,183)
Financing Activities
Borrowings on Revolving Credit Facility	264,000	45,000
Payments on Revolving Credit Facility	(233,000)	(45,000)
Repayment of long-term debt	(6,075)	(6,075)
Payment of deferred financing costs	(297)	—
Proceeds from options exercised	—	1,378
Repurchase and retirement of common stock	—	(152,146)
Payments of employee tax withholdings related to restricted stock vesting	(1,780)	—
Net cash provided by (used in) financing activities	22,848	(156,843)
Net decrease in cash and cash equivalents	(92,863)	(150,368)
Cash and cash equivalents, beginning of period	112,293	343,498
Cash and cash equivalents, end of period	$19,430	$193,130
Supplemental Information:
Interest	$46,413	$19,409
Income taxes, net of refunds received	12,648	7,442

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, and cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 1,009 company-operated locations in 39 states and e-commerce websites.

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended July 1, 2023 and July 2, 2022 refer to the 13 weeks ended July 1, 2023 and July 2, 2022, respectively. References to the nine months ended July 1, 2023 and July 2, 2022 refer to the 39 weeks ended July 1, 2023 and July 2, 2022, respectively.

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

Recent Accounting Pronouncements

In March 2020, January 2021 and December 2022, the FASB issued ASU No. 2020-04, 2021-01 and 2022-06, respectively, regarding Reference Rate Reform (collectively “Topic 848”). This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates, and particularly, the risk of cessation of the London Inter-Bank Offer Rate (“LIBOR”) related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of LIBOR is expected to be June 30, 2023. In addition, Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective upon issuance and may be applied through December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The primary contracts for which LIBOR is used are our Revolving Credit Facility and Term Loan (as defined in Note 9—Long-Term Debt, Net). The Company transitioned from a LIBOR-based rate to a Term Secured Overnight Financing Rate (“Term SOFR”)-based rate for our Revolving Credit Facility and Term Loan and elected the optional expedients under the standard as of the first day of the second and third quarters, respectively. This adoption did not have a material impact to our condensed consolidated financial statements.

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

Fiscal 2023 Acquisitions

During the nine months ended July 1, 2023, we acquired five businesses for an aggregate purchase price of $15.5 million, net of cash acquired. These acquisitions expanded our pool and spa footprint and added 12 new locations across Arizona, California, Florida, and Louisiana. The purchase accounting for these acquisitions has not yet been completed.

Total
Total purchase consideration, net of cash acquired	$15,549
Fair value of assets acquired and liabilities assumed:
Inventories	4,518
Finite-lived intangible assets	2,700
Other assets and liabilities, net	152
Total assets acquired, net of liabilities assumed	7,370
Goodwill	$8,179

Fiscal 2022 Acquisitions

In fiscal 2022, we acquired six businesses for an aggregate purchase price of $107.7 million, inclusive of contingent consideration of up to $4.0 million if certain performance metrics are achieved within one to three years of the respective closing dates. Contingent considerations are remeasured to fair value at each reporting period until the contingency is resolved. There were no material reductions in the fair value of certain prior year contingent considerations. These acquisitions expanded our pool and spa footprint and added 27 new locations as well as expanded our manufacturing capabilities. The following table sets forth the preliminary purchase price allocation of these acquisitions, net of immaterial measurement period adjustments, in the aggregate (in thousands). The purchase accounting for five of the six acquisitions is complete.

Total
Total purchase consideration, net of cash acquired	$107,663
Fair value of assets acquired and liabilities assumed:
Inventories	20,050
Finite-lived intangible assets	15,200
Other assets and liabilities, net	3,086
Total assets acquired, net of liabilities assumed	38,336
Goodwill	$69,327

Note 4 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	July 1, 2023	October 1, 2022	July 2, 2022
Balance at beginning of the period	$173,513	$101,114	$101,114
Acquisitions, net of measurement period adjustments	7,185	72,399	24,160
Balance at the end of the period	$180,698	$173,513	$125,274

Other Intangible Assets

Other intangible assets consisted of the following as of July 1, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	10.1	$26,740	$(7,436)	$19,304
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.6	8,683	(7,534)	1,149
Consumer relationships	7.6	24,100	(14,935)	9,165
Other intangibles	5.3	6,620	(6,451)	169
Total		$75,493	$(36,356)	$39,137

Other intangible assets consisted of the following as of October 1, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	11.0	$24,440	$(5,907)	$18,533
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	6.5	8,683	(7,379)	1,304
Consumer relationships	7.9	24,100	(13,339)	10,761
Other intangibles	6.2	6,620	(6,380)	240
Total		$73,193	$(33,005)	$40,188

Other intangible assets consisted of the following as of July 2, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.5	$10,440	$(5,505)	$4,935
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	6.7	8,683	(7,328)	1,355
Consumer relationships	6.0	19,000	(12,926)	6,074
Other intangibles	6.4	6,620	(6,345)	275
Total		$62,493	$(32,104)	$30,389

Amortization expense was $1.1 million and $0.7 million for the three months ended July 1, 2023 and July 2, 2022, respectively. Amortization expense was $3.4 million and $2.1 million for the nine months ended July 1, 2023 and July 2, 2022, respectively. No impairment of goodwill or other intangible assets was recorded during the three and nine months ended July 1, 2023 and July 2, 2022, respectively.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of July 1, 2023 (in thousands):

Amount
Remainder of fiscal 2023	$980
2024	3,693
2025	3,573
2026	3,325
2027	3,063
Thereafter	15,153
Total	$29,787

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	July 1, 2023	October 1, 2022	July 2, 2022
Vendor and other rebates receivable	$23,298	$24,546	$27,936
Customer receivables	21,175	17,708	17,470
Other receivables	6,436	4,553	2,985
Allowance for doubtful accounts	(1,646)	(1,512)	(1,125)
Total	$49,263	$45,295	$47,266

Note 6—Inventories

Inventories consisted of the following (in thousands):

	July 1, 2023	October 1, 2022	July 2, 2022
Raw materials	$8,342	$9,065	$9,927
Finished goods	428,215	352,621	351,464
Total	$436,557	$361,686	$361,391

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 1, 2023	October 1, 2022	July 2, 2022
Prepaid insurance	$3,629	$1,110	$3,559
Prepaid occupancy costs	1,955	1,840	1,836
Prepaid sales tax	7,679	2,874	6,358
Prepaid inventory	—	—	5,748
Prepaid other	4,308	4,847	2,263
Other current assets	13,883	12,433	10,778
Total	$31,454	$23,104	$30,542

Note 8—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	July 1, 2023	October 1, 2022	July 2, 2022
Accounts payable	$147,437	$156,456	$218,953
Accrued payroll and employee benefits	14,437	34,010	18,258
Customer deposits	7,477	13,250	15,134
Interest	630	342	4,496
Inventory related accruals	23,635	16,034	21,791
Loyalty and deferred revenue	5,932	5,541	6,392
Sales tax	15,729	9,130	16,037
Self-insurance reserves	9,517	9,280	11,566
Other accrued liabilities	17,716	22,929	18,254
Total	$242,510	$266,972	$330,881

As of July 1, 2023, October 1, 2022, and July 2, 2022, capital expenditures included in other accrued liabilities were $0.9 million, $1.1 million, and $0.3 million, respectively.

Note 9—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		July 1, 2023	October 1, 2022	July 2, 2022
Term Loan	7.97%	(2)	$791,775	$797,850	$799,875
Revolving Credit Facility	6.83%	(3)	31,000	—	—
Total long-term debt			822,775	797,850	799,875
Less: current portion of long-term debt			(8,100)	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			(31,000)	—	—
Less: unamortized discount			(2,439)	(2,805)	(2,926)
Less: deferred financing charges			(6,352)	(7,219)	(7,527)
Total long-term debt, net			$774,884	$779,726	$781,322

(1)
Effective interest rates as of July 1, 2023.
(2)
Carries interest at a specified margin over Term SOFR between 2.50% and 2.75% with a minimum SOFR of 0.50% plus a SOFR adjustment.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Term SOFR loans, with a SOFR adjustment.

Term Loan

In June 2023, we entered into Amendment No. 1 (“Term Loan Amendment”) to our Amended and Restated Term Loan Credit Agreement (“Term Loan”). The Term Loan Amendment (i) replaced the existing LIBOR-based interest rate benchmark with a Term SOFR-based benchmark and (ii) amended certain other related terms and provisions, including the addition of a SOFR adjustment of (a) 0.11448% per annum for one-month, (b) 0.26161% per annum for three months, and (c) 0.42826% per annum for six months. The other material terms of the Term Loan remained substantially unchanged.

The Term Loan provides for an $810.0 million secured term loan facility with a maturity date of March 9, 2028. Borrowings under the Term Loan have an initial applicable rate, at our option, of (i) 2.75% for loans that are Term SOFR loans and (ii) 1.75% for loans that are ABR loans (the “Applicable Rate”). The Applicable Rate of the Term Loan is based on our first lien leverage ratio as follows: (a) if the first lien leverage ratio is greater than 2.75 to 1.00, the applicable rate will be 2.75% for Term SOFR loans and 1.75% for ABR loans and (b) if the first lien leverage ratio is less than or equal to 2.75 to 1.00, the applicable rate will be 2.50% for Term SOFR loans and 1.50% for ABR loans. For Term SOFR loans, the loans will bear interest at the Term SOFR-based benchmark rate plus the Applicable Rate and the SOFR adjustment, as defined above.

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

As of July 1, 2023, we had $31.0 million outstanding on our Revolving Credit Facility. No amounts were outstanding on the Revolving Credit Facility as of October 1, 2022 and July 2, 2022. The amount available under our Revolving Credit Facility was reduced by $11.4 million of existing standby letters of credit as of July 1, 2023.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan and the Revolving Credit Facility do not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of July 1, 2023, October 1, 2022, or July 2, 2022.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of July 1, 2023 (in thousands):

Amount
Remainder of fiscal 2023	$2,025
2024	6,075
2025	41,125
2026	8,100
2027	8,100
Thereafter	757,350
Total	$822,775

Note 10—Income Taxes

Our effective income tax rate was 29.9% for the nine months ended July 1, 2023, compared to 24.9% for the nine months ended July 2, 2022. The difference between the statutory rate and our effective rate for the nine months ended July 1, 2023 was primarily attributable to state taxes and net income tax expenses attributable to equity-based compensation awards. The difference between the statutory rate and our effective rate for the nine months ended July 2, 2022 was primarily attributable to state taxes. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

In August 2022, the Inflation Reduction Act of 2022 was signed into law and contains provisions effective January 1, 2023 which were not material to the Company’s income tax provision.

Note 11—Commitments & Contingencies

Contingencies

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect to our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of July 1, 2023, October 1, 2022, and July 2, 2022, respectively.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of July 1, 2023, October 1, 2022, and July 2, 2022, respectively. We had standby letters of credit outstanding in the amount of $11.4 million as of July 1, 2023 for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

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

As of July 1, 2023, approximately $147.7 million remained available for future purchases under our share repurchase program.

The following table presents information about our repurchases of common stock under our share repurchase program (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Total number of shares repurchased	—	—	27	7,500
Total amount paid for shares repurchased	$—	$—	$419	$151,875

Note 14—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards such as non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. The vesting of the Company’s outstanding and unvested Stock Options, RSUs, and PSUs is contingent upon the holder’s continued service through the date of each applicable vesting event. As of July 1, 2023, we had approximately 7.3 million shares of common stock available for future grants under the Plan.

As of July 1, 2023, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $29.7 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements. The following tables summarizes our Stock Option activity under the Plan during the nine months ended July 1, 2023 (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	3,780	$18.24
Granted	—	—
Exercised	—	—
Forfeited/Expired	(304)	19.30
Balance, Ending	3,476	$18.15

Vested and exercisable as of July 1, 2023	1,983	$18.15

As of July 1, 2023
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	$5,631
Weighted average years that expense is expected to be recognized	1.2
Weighted average remaining contractual years outstanding	7.9

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan during the nine months ended July 1, 2023 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	2,297	$10.04
Granted (1)	1,310	11.73
Vested	(634)	9.74
Forfeited	(219)	15.59
Balance, Ending	2,754	$10.46

(1)
Includes 0.3 million PSUs granted in December 2022 subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during each of fiscal years 2023, 2024, and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $12.04. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

As of July 1, 2023
Unamortized value of unvested RSUs/PSUs	$24,096
Weighted average period (years) expense is expected to be recognized	2.7

During the three months ended July 1, 2023 and July 2, 2022, equity-based compensation expense was $2.6 million and $2.9 million, respectively. During the nine months ended July 1, 2023 and July 2, 2022, equity-based compensation expense was $9.2 million and $8.5 million, respectively. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 15—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income	$72,547	$122,986	$10,761	$101,095
Denominator:
Weighted average shares outstanding - basic	183,932	182,937	183,725	184,707
Effect of dilutive securities:
Stock Options	—	1	—	52
RSUs	828	1,783	1,027	1,936
Weighted average shares outstanding - diluted	184,760	184,721	184,752	186,695

Basic earnings per share	$0.39	$0.67	$0.06	$0.55
Diluted earnings per share	$0.39	$0.67	$0.06	$0.54

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Stock Options	3,502	3,967	3,591	1,742
RSUs	1,587	563	778	551
Total	5,089	4,530	4,369	2,293

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2023.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended July 1, 2023 and July 2, 2022 refer to the 13 weeks ended July 1, 2023 and July 2, 2022, respectively. References to the nine months ended July 1, 2023 and July 2, 2022 refer to the 39 weeks ended July 1, 2023 and July 2, 2022, respectively.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of 1,009 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

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

As of July 1, 2023, we operated 1,009 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Results of Operations

We derived our condensed consolidated statements of operations for the three and nine months ended July 1, 2023 and July 2, 2022 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales	$610,891	$673,633	$1,018,839	$1,086,529
Cost of merchandise and services sold	359,295	370,026	630,777	629,977
Gross profit	251,596	303,607	388,062	456,552
Selling, general and administrative expenses	135,789	131,469	324,427	300,872
Operating income	115,807	172,138	63,635	155,680
Other expense:
Interest expense	17,675	6,847	48,282	20,659
Other (income) expenses, net	—	(143)	—	407
Total other expense	17,675	6,704	48,282	21,066
Income before taxes	98,132	165,434	15,353	134,614
Income tax expense	25,585	42,448	4,592	33,519
Net income	$72,547	$122,986	$10,761	$101,095
Earnings per share
Basic	$0.39	$0.67	$0.06	$0.55
Diluted	$0.39	$0.67	$0.06	$0.54
Weighted average shares outstanding
Basic	183,932	182,937	183,725	184,707
Diluted	184,760	184,721	184,752	186,695

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	58.8	54.9	61.9	58.0
Gross margin	41.2	45.1	38.1	42.0
Selling, general and administrative expenses	22.2	19.5	31.8	27.7
Operating income	19.0	25.6	6.2	14.3
Other expense:
Interest expense	2.9	1.0	4.7	1.9
Other (income) expenses, net	—	—	—	—
Total other expense	2.9	1.0	4.7	1.9
Income before taxes	16.1	24.6	1.5	12.4
Income tax expense	4.2	6.3	0.5	3.1
Net income	11.9	18.3	1.1	9.3
Other Financial and Operations Data:
Number of new and acquired locations, net	12	14	19	27
Number of locations open at end of period	1,009	979	1,009	979
Comparable sales growth(2)	(11.8)%	7.4%	(10.9)%	10.7%
Adjusted EBITDA(3)	$129,038	$182,942	$108,683	$192,734
Adjusted EBITDA as a percentage of sales(3)	21.1%	27.2%	10.7%	17.7%
Adjusted net income(3)	$76,362	$125,685	$25,370	$112,031
Adjusted diluted earnings per share	$0.41	$0.68	$0.14	$0.60

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net income to Adjusted EBITDA and net income to Adjusted net income for the three and nine months ended July 1, 2023 and July 2, 2022, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$72,547	$122,986	$10,761	$101,095
Interest expense	17,675	6,847	48,282	20,659
Income tax expense	25,585	42,448	4,592	33,519
Depreciation and amortization expense(1)	8,144	7,063	25,569	22,880
Equity-based compensation expense(2)	2,754	3,113	9,460	8,825
Costs related to equity offerings(3)	—	—	—	550
Strategic project costs(4)	749	641	2,763	4,428
Executive transition costs and other(5)	1,584	(156)	7,256	778
Adjusted EBITDA	$129,038	$182,942	$108,683	$192,734

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$72,547	$122,986	$10,761	$101,095
Equity-based compensation expense(2)	2,754	3,113	9,460	8,825
Costs related to equity offerings(3)	—	—	—	550
Strategic project costs(4)	749	641	2,763	4,428
Executive transition costs and other(5)	1,584	(156)	7,256	778
Tax effects of these adjustments(6)	(1,272)	(899)	(4,870)	(3,645)
Adjusted net income	$76,362	$125,685	$25,370	$112,031

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
(6)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax expense in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales decreased to $610.9 million for the three months ended July 1, 2023, from $673.6 million in the prior year period, a decrease of $62.7 million, or 9.3%. Comparable sales decreased $78.9 million, or 11.8%, compared to the prior year period, primarily driven by traffic declines. Non-comparable sales including acquisitions and new stores were $16.1 million compared to the prior year period.

Sales decreased to $1,018.8 million for the nine months ended July 1, 2023, from $1,086.5 million in the prior year period, a decrease of $67.7 million, or 6.2%. Comparable sales decreased $118.0 million, or 10.9%, compared to the prior year period, primarily driven by traffic declines. Non-comparable sales including acquisitions and new stores were $50.3 million compared to the prior year period.

Gross Profit and Gross Margin

Gross profit decreased to $251.6 million for the three months ended July 1, 2023 from $303.6 million in the prior year period, a decrease of $52.0 million, or 17.1%. Gross margin decreased to 41.2% compared to 45.1% in the prior year period, a decrease of 390 basis points. Gross profit decreased to $388.1 million for the nine months ended July 1, 2023 from $456.6 million in the prior year period, a decrease of $68.5 million, or 15.0%. Gross margin decreased to 38.1% compared to 42.0% in the prior year period, a decrease of 390 basis points. The decreases in gross margin were primarily driven by product margin rate declines associated with increased product costs that could not be passed through to consumers, distribution expenses related to peak season inventory build, and occupancy deleverage.

Selling, General and Administrative Expenses

SG&A increased to $135.8 million during the three months ended July 1, 2023 from $131.5 million during the three months ended July 2, 2022, an increase of $4.3 million, or 3.3%. This increase in SG&A was primarily related to a $4.5 million increase driven by non-comparable SG&A associated with acquisitions and new stores, a $1.6 million increase in executive transition and other costs primarily related to severance payments associated with the elimination of non-customer facing positions, and higher depreciation and amortization expense of $0.5 million. These increases were partially offset by reductions in comparable SG&A.

SG&A increased to $324.4 million during the nine months ended July 1, 2023 from $300.9 million during the nine months ended July 2, 2022, an increase of $23.5 million, or 7.8%. This increase in SG&A was primarily related to a $14.8 million increase driven by non-comparable SG&A associated with acquisitions and new stores, a $6.5 million increase in executive transition and other costs primarily related to severance payments associated with the elimination of non-customer facing positions, and a $0.6 million increase in non-cash equity-based compensation expense.

Total Other Expense

Total other expense increased to $17.7 million for the three months ended July 1, 2023 from $6.7 million in the prior year period, an increase of $11.0 million. Total other expense increased to $48.3 million for the nine months ended July 1, 2023 from $21.1 million in the prior year period, an increase of $27.2 million.

These increases in other expense were primarily related to the increase in interest expense of $10.9 million and $27.6 million for the three and nine months ended July 1, 2023, respectively, compared to the prior year periods, due to higher interest rates on our Term Loan and Revolving Credit Facility and increased borrowings on our Revolving Credit Facility.

Income Taxes

Income tax expense decreased to $25.6 million for the three months ended July 1, 2023 compared to $42.4 million in the prior year period, a decrease of $16.8 million. Income tax expense decreased to $4.6 million for the nine months ended July 1, 2023 compared to $33.5 million in the prior year period, a decrease of $28.9 million. These decreases were primarily attributable to lower pretax income.

The effective income tax rate was 26.1% and 29.9% for the three and nine months ended July 1, 2023, respectively. The effective income tax rate was 25.7% and 24.9% for the three and nine months ended July 2, 2022, respectively.

Net Income and Earnings per Share

Net income decreased to $72.5 million for the three months ended July 1, 2023 compared to $123.0 million in the prior year period, a decrease of $50.5 million. Net income decreased to $10.8 million for the nine months ended July 1, 2023 compared to $101.1 million in the prior year period, a decrease of $90.3 million. Diluted earnings per share was $0.39 for the three months ended July 1, 2023 compared to $0.67 in the prior year period. Diluted earnings per share was $0.06 for the nine months ended July 1, 2023 compared to $0.54 in the prior year period.

Adjusted net income decreased to $76.4 million for the three months ended July 1, 2023 compared to $125.7 million in the prior year period, a decrease of $49.3 million. Adjusted net income decreased to $25.4 million for the nine months ended July 1, 2023 compared to $112.0 million in the prior year period, a decrease of $86.6 million. Adjusted diluted earnings per share was $0.41 for the three months ended July 1, 2023 compared to $0.68 in the prior year period. Adjusted diluted earnings per share was $0.14 for the nine months ended July 1, 2023 compared to $0.60 in the prior year period.

Adjusted EBITDA

Adjusted EBITDA decreased to $129.0 million for the three months ended July 1, 2023 compared to $182.9 million in the prior year period, a decrease of $53.9 million. Adjusted EBITDA decreased to $108.7 million for the nine months ended July 1, 2023 compared to $192.7 million in the prior year period, a decrease of $84.0 million. These decreases were primarily due to decreases in gross profit and higher SG&A.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $19.4 million and $112.3 million as of July 1, 2023 and October 1, 2022, respectively. As of July 1, 2023, we had $31.0 million outstanding on our Revolving Credit Facility. No amounts were outstanding as of October 1, 2022.

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

As of July 1, 2023, outstanding standby letters of credit totaled $11.4 million and, after considering borrowing base restrictions, we had $207.6 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of July 1, 2023, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Nine Months Ended
	July 1, 2023	July 2, 2022
Net cash (used in) provided by operating activities	$(74,813)	$72,658
Net cash used in investing activities	(40,898)	(66,183)
Net cash provided by (used in) financing activities	22,848	(156,843)
Net decrease in cash and cash equivalents	$(92,863)	$(150,368)

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $74.8 million for the nine months ended July 1, 2023. Net cash provided by operating activities was $72.7 million for the nine months ended July 2, 2022. This decrease was primarily driven by lower net income in the current year period and changes in working capital.

Cash Used in Investing Activities

Net cash used in investing activities decreased to $40.9 million for the nine months ended July 1, 2023 compared to $66.2 million in the prior year period, a decrease of $25.3 million. This decrease was driven by lower investments for business acquisitions of $25.1 million compared to the prior year period.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended July 1, 2023 was $22.8 million and was primarily related to net borrowings on our Revolving Credit Facility of $31.0 million, partially offset by the repayment of long-term debt of $6.1 million and payments of employee tax withholdings related to vesting of restricted stock of $1.8 million. Net cash used in financing activities for the nine months ended July 2, 2022 was $156.8 million and was primarily related to the repurchase of common stock of $152.1 million and the net repayment of long-term debt of $6.1 million, partially offset by proceeds from option exercises of $1.4 million.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. As of July 1, 2023, approximately $147.7 million remained available for future purchases under our share repurchase program (see Note 13—Share Repurchase Program to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash obligations as of July 1, 2023 (in thousands):

	Payments Due By Period
	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Long-term debt, net (1)	$822,775	$2,025	$6,075	$41,125	$8,100	$8,100	$757,350
Purchase commitments (2)	183,506	11,624	79,223	77,667	7,383	5,401	2,208
Operating lease obligations (3)	304,484	13,674	79,993	65,950	56,785	36,885	51,197
Total	$1,310,765	$27,323	$165,291	$184,742	$72,268	$50,386	$810,755

(1)
We are required to pay a commitment fee of 0.25% based on the unused portion of the Revolving Credit Facility.
(2)
Purchase obligations include all legally binding contracts and primarily relate to firm commitments for inventory purchases. Purchase orders that are not binding agreements are excluded from the table above.
(3)
Operating lease obligations relate to our locations, office, distribution, and manufacturing facilities. We are obligated to make cash payments in connection with various lease obligations and purchase commitments and all obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option typically for periods of five or more years and some require payments upon early termination.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments, which are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. We base these estimates on historical results and various other assumptions we believe to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

There have been no material changes to our critical accounting estimates during the three and nine months ended July 1, 2023 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. The interest rate on borrowings under our Revolving Credit Facility and Term Loan were LIBOR-based rates prior to March 2023 and June 2023, respectively. Due to the discontinuation of LIBOR-based rates, we have transitioned the impacted interest rate benchmarks to Term SOFR-based rates. See Note 9—Long-Term Debt, Net to our condensed consolidated financial statements for additional information.

Impact of Inflation and Deflation

There have been no material changes in our exposure to inflation or deflation from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were ineffective as the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 was not yet remediated as of July 1, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of July 1, 2023, we had established reserves for claims that were probable and estimable and such reserves were not significant as of such date. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 1, 2022, except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

On August 1, 2023, our board of directors approved and adopted the Company’s Amended and Restated Bylaws (as amended and restated, the “Bylaws”), which became effective immediately. Among other things, the amendments: (a) revise and enhance the procedural mechanics and disclosure requirements relating to business proposals submitted and director nominations made by stockholders, including by updating certain provisions to promote consistency with the SEC’s adoption of Rule 14a-19 under the Securities Exchange Act of 1934, as amended, relating to the universal proxy rules, and by requiring certain additional background information regarding the proposing stockholders, proposed nominees or business (as applicable) and certain other persons related to such matters; (b) require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white; (c) update the procedural mechanics with respect to adjourned meetings of stockholders; (d) revise and enhance the organizational mechanics relating to the conduct stockholder meetings; (e) opt out of Section 116 of the General Corporation Law of the State of Delaware (the “DGCL”) by requiring that certain notices and other information or documents provided by stockholders to the Company pursuant to the Bylaws be delivered in writing; (f) allow the board of directors and its committees to conduct business in the event of an emergency, as permitted under the Section 110 of the DGCL; (g) provide for certain procedures relating to the use of electronic signatures; (h) eliminate the requirement to have a stockholder list available for inspection at stockholder meetings; and (i) revise the Company’s procedures relating to the indemnification of certain parties, including by providing for the indemnification of persons serving as directors or officers of subsidiaries of the Company. The Bylaws also incorporate various other updates and technical, clarifying and conforming changes, including to reflect the phasing in of the declassification of our board of directors, as approved by the Company’s stockholders the Annual Meeting of Shareholders held on March 16, 2023, and to remove certain obsolete references to differentiated requirements before and after the “trigger event” that occurred when L Catterton and GIC Pte. Ltd. and each of their respective affiliates ceased to own at least 50% of the Company’s outstanding shares of common stock. The foregoing summary of the amendments to the Bylaws is qualified in all respects by reference to the text of the Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended July 1, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1*	Amended and Restated Bylaws, effective as of August 1, 2023
10.1	Amendment No. 1, dated as of June 8, 2023, to the Amended and Restated Term Loan Credit Agreement by and among Leslie’s Poolmart, Inc., Leslie’s, Inc., the lenders from time to time party thereto and Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent	8-K	10.1	6/13/2023
10.2*	Offer Letter, dated as of July 7, 2023, by and between Leslie’s Poolmart, Inc. and Scott Bowman
10.3*	Executive Severance Pay Plan, dated July 17, 2023, by and between Leslie’s Poolmart, Inc. and Scott Bowman
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LESLIE’S, INC.

Date: August 2, 2023	By:	/s/ Steven M. Weddell
Steven M. Weddell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)