Form 10-K
period 2023-09-30
Leslie's, Inc.
filed 2023-11-29
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on The Nasdaq Global Select Market (“Nasdaq”) on March 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2.0 billion. For purposes of this response, the Registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of November 20, 2023 was 184,333,670.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, legal proceedings, competitive advantages, market size, growth opportunities, industry expectations, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Our actual results or outcomes could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

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
•
regulatory changes and development affecting our current and future products including evolving legal standards and regulations concerning environmental, social and governance (“ESG”) matters;
•
our ability to obtain additional capital to finance operations;
•
commodity price inflation and deflation;
•
impacts on our business from epidemics, pandemics, or natural disasters;
•
impacts on our business from cyber incidents and other security threats or disruptions;
•
our ability to remediate material weaknesses or other deficiencies in our internal control over financial reporting or to maintain effective disclosure controls and procedures and internal control over financial reporting; and
•
other risks and uncertainties, including those listed in the section titled “Risk Factors” in our filings with the United States Securities and Exchange Commission (“SEC”).

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time-to-time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

The forward-looking statements made in this Annual Report on Form 10-K are based on events or circumstances as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information, changed expectations, the occurrence of unanticipated events or otherwise, except as required by law. We may not actually achieve the plans, intentions, outcomes or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

PART I

Item 1. Business.

In this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, all references to “we,” “our,” “us,” “Leslie’s,” “the Company,” and “our Company” refer to Leslie’s, Inc. and its consolidated subsidiaries.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of over 1,000 branded locations and a robust digital platform. We have a market-leading share of approximately 15% of residential aftermarket product spend as of 2022, our physical network is larger than the sum of our 20 largest competitors and our digital sales are estimated to be greater than five times as large as that of our largest digital competitor. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The unprecedented scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

We operate primarily in the pool and spa aftermarket industry, which is one of the most fundamentally attractive consumer categories given its scale, predictability, and growth outlook. More than 80% of our assortment is comprised of non-discretionary products essential to the care of residential and commercial pools and spas. Our assortment includes chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products. We also offer important essential services, such as equipment installation and repair for residential consumers and professional pool operators. Consumers receive the benefit of extended vendor warranties on products purchased through our locations and on on-site installations or repairs by our certified in-field technicians. We offer complimentary, commercial-grade in-store water testing and analysis via our proprietary AccuBlue® system, which increases consumer engagement, conversion, basket size, and loyalty, resulting in higher lifetime value. Our water treatment expertise is powered by data and intelligence accumulated from the millions of water tests we have performed over the years, positioning us as the most trusted water treatment service provider in the industry. Due to the non-discretionary nature of our products and services, our business has historically delivered strong, growth and profitability in challenging market environments, including through the Great Recession and the COVID-19 pandemic.

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

For 60 years, we have been dedicated to addressing our consumers’ pool needs so that they can spend less time maintaining and more time enjoying their pools. We are the only direct-to-consumer pool and spa care brand with a nationwide physical presence and an integrated digital platform, consisting of individually merchandised e-commerce websites, a mobile app with transaction capabilities, and online marketplace operations, designed to address the needs of all pool and spa consumers. The remainder of the industry is highly fragmented across both offline and online providers.

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

We offer a comprehensive product assortment, consisting of more than 30,000 products across chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related categories. More than 80% of our product sales are non-discretionary and recurring in nature. In addition, more than 55% of our total sales and 80% of our chemical sales are derived from proprietary brands and custom-formulated products, which allows us to create an entrenched consumer relationship, optimize our supply chain, and capture attractive margins. Consumers choose our exclusive, proprietary brands and custom-formulated products for their efficacy and value, a combination that we believe cannot be found elsewhere.

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

We historically have had strong sales growth, demonstrating our ability to deliver strong financial results through all economic cycles. Our growth has been broad-based across residential pool, residential spa, and professional pool consumers and has been driven by strong retention and profitable acquisition of sticky, long-term consumer relationships. Due to our scale, vertical integration, and operational excellence, we maintain high profitability. Due to our low maintenance capital intensity, we generate strong cash flows. As a result of our attractive financial profile, we have significant flexibility with respect to capital allocation, giving us the ability to drive long-term shareholder value through various operating, investing, and financial strategies.

Highly experienced and visionary leadership team that combines deep industry expertise and advanced direct-to-consumer capabilities.

Our strategic vision and culture are directed by our executive leadership team under the leadership of our Chief Executive Officer, Michael R. Egeck, and our Chief Financial Officer, Scott Bowman. Our well-balanced executive leadership team is comprised of leaders with decades of experience in the pool and spa care industry as well as recently-hired executives who bring new expertise and capabilities to Leslie’s from outside industries. Our leadership team is uniquely capable of executing upon our strategic vision and successfully continuing to create long-term shareholder value.

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
•
Capture outsized share of new pool and spa consumers. We intend to bolster consumer file growth by deploying targeted marketing tactics to win an outsized share of new pool and spa owners.

Increase share of wallet among existing consumers.

We believe we have a significant opportunity to increase spend from existing consumers and drive higher lifetime value. We plan to do this by executing on the following strategies:

•
Increase loyalty membership penetration and introduce program upgrades. We plan to continue to market our loyalty program in-store and online to convert more of our consumers to loyalty members through our loyalty program, Pool Perks®, in order to offer more value-added features to further drive member enrollment and engagement. We will explore opportunities to drive interest by selectively offering special incentives and rewards as well as introducing new value-added features. We believe these initiatives will drive higher transaction frequency and basket size, which will result in increased category spend and higher lifetime value with existing consumers.
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

Our research suggests that small and mid-size pool professionals value convenience and referrals, both of which we are uniquely positioned to offer given our over 1,000 locations and the industry’s largest consumer file. We plan to expand our physical network of PRO locations, which specifically cater to pool professionals, by opening new locations and selectively remodeling existing residential locations. We believe there is significant whitespace opportunity to operate more than 350 PRO locations, inclusive of new store openings and conversions, across the United States. We continue to assemble an affiliated network of qualified pool professionals through our PRO Partner program, extending the Leslie’s name into water maintenance. To further benefit pool care professionals, we also have a dedicated Leslie’s PRO e-commerce website. This website provides all of the online tools needed for professionals to serve their respective communities and grow their pool care businesses. We believe that this initiative represents a natural adjacency and will resonate with existing residential consumers as well as help attract new residential consumers.

Utilize strategic M&A to consolidate share and further enhance capabilities.

The aftermarket pool and spa industry is highly fragmented, which offers attractive opportunities to utilize strategic M&A to drive consolidation. We have historically used, and plan to continue to use, strategic acquisitions to obtain consumers and capabilities in both new and existing markets. We completed six acquisitions during fiscal 2022 and five acquisitions during fiscal 2023, and continue to look for opportunities that will strategically benefit our business. We believe that we are the consolidator of choice in the industry, and we will continue to focus on acquiring high quality, market-leading businesses with teams, capabilities, and technologies that uniquely position us to create value by applying best practices across our entire physical and digital network to better serve new and existing consumer types.

Addressing underserved residential whitespace.

We have identified more than 800 markets in the continental United States that we can address through our store densification strategy. With our omni-channel capabilities, successful track record of new location openings, location acquisitions, and targeted digital marketing tactics, we believe we are well positioned to capitalize on this meaningful whitespace opportunity. We plan to assess each market independently and determine the most capital efficient way to serve these trade areas using digital assets, new locations, or acquired locations.

Continue to introduce disruptive innovation.

Leslie’s has a legacy of disruptive innovation in the pool and spa care industry. We plan to continue that legacy by developing and introducing capabilities that create value for our consumers. Present areas of focus include water testing, maintenance prescriptions, new product offerings, and our product distribution ecosystem.

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

Accordingly, in fiscal 2023 we completed the commercial launch of our AccuBlue Home® program, a subscription-based offering that enables pool and spa owners to confidently test and treat their pools and spas without ever having to leave their backyard. Using the new, industry-leading AccuBlue Home® connected device and the Leslie’s mobile app, program members can test all critical aspects of their water chemistry with ease and generate a custom treatment plan tailored to the specifications of their pool or spa. Within the Leslie’s mobile app, consumers can review their prescription, order the products they need, and have them delivered right to their door or arrange for a same-day pick-up at their local Leslie’s location. We plan to introduce enhancements and expand the program.

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

Seasonality

Our business is highly seasonal. Sales and earnings are highest during our third and fourth fiscal quarters, being April through September, and represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters when we typically generate net losses and we realized negative operating cash flows.

Our Consumers

We strategically serve all consumers within the aftermarket pool and spa care industry including Residential Pool, Residential Spa, and Professional Pool consumers.

•
Residential Pool. The residential pool market consists of 8.8 million pools representing a total aftermarket sales opportunity of $8.4 billion. Within this market, the DIY aftermarket spend represents roughly 70% of total spend while DIFM services represent approximately 30% of total spend. Many of our residential pool consumers visit our locations on a regular basis to conduct water testing, seek expert pool advice, and purchase products as well as utilize our integrated digital platforms.
•
Residential Spa. The residential spa market consists of nearly 5.5 million spas or hot tubs representing a $0.9 billion aftermarket sales opportunity for chemicals and equipment. Including the $1.7 billion market for new spas, residential spa represents a total addressable market of approximately $2.6 billion.
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

Since our inception in 1963, we have offered a portfolio of owned and exclusive brands. We continue to expand our selection of exclusive offerings through innovation. Our exclusive brands and products account for more than 55% of total sales and 80% of chemical sales. These proprietary brands and custom-formulated products are only available through our integrated platform and offer professional-grade quality to our consumers, while allowing us to achieve higher gross margins relative to sales of third-party products.

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
•
PRO Locations. Our PRO locations are conveniently situated along popular service routes and carry a product assortment that targets the professional consumer. We have identified significant opportunities to expand and develop our PRO network to address the growing and underserved professional consumer base. Our PRO locations also serve residential consumers.
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

Our vertically integrated supply chain enables us to produce and package products at our company-operated packaging facilities and third-party contract packaging facilities. Our strategy is to identify, produce, and package high volume items that do not require sophisticated or capital-intensive production or packaging equipment, but allow us to offer our consumers a premium product while offering us a significant cost advantage. We source a variety of raw materials and chemicals directly from a diversified supplier base; we maintain strong relationships with these suppliers. As of September 30, 2023, we had one supplier that represented more than 10% of our annual purchases. Using these raw materials, we manufacture and package a wide selection of final products, including, but not limited to, chlorine products, pH adjusters, and filter cleaners. A significant portion of our total mix is comprised of products that we manufacture or package through vertical integration, which offers economies of scale that has resulted in higher quality products and a structurally advantaged margin profile.

We also operate a vertically integrated distribution and delivery model. In addition to operating two manufacturing facilities, we operate a national network of company-operated distribution centers as well as utilize third-party distribution centers. Our company-operated distribution centers and our third-party logistics partners have the capacity to carry a broad breadth of our products in significant quantities and are capable of replenishing inventory throughout our physical network. From these facilities, we distribute to our physical network through a contracted fleet of tractors and trailers, which helps ensure optimal in-stock levels throughout the year. Our third-party distribution centers are strategically located to complement our company-operated distribution centers and primarily fulfill online orders.

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

Our Competition

The United States aftermarket pool and spa care industry is fragmented and competitive. We compete against a wide range of manufacturers, retailers, distributors, and service providers in the residential and professional pool and spa care market. This includes original equipment manufacturers, regional and local retailers, home improvement retailers, mass-market retailers, and specialty e-commerce operators. Key competitive groups include:

•
Regional and Local Independent Retailers. Estimated to include more than 8,000 smaller, local independent competitors, which offer the convenience of proximity. The vast majority of these competitors operate single stores and, due to relative economies of scale, this group generally offers limited product assortment, charges higher prices and invests less resources in marketing;
•
Home Improvement Retailers. Includes national home improvement retailers, such as Home Depot, Lowe’s, and local and regional hardware stores. This group generally employs a seasonal strategy, offering limited product assortment during select spring and summer months, does not offer services, and typically does not employ associates with the pool and spa care expertise;
•
Mass-Market Retailers. Includes larger, scaled players, such as Amazon, Walmart, and Costco. This group generally offers limited product assortment, often on a seasonal basis, and does not offer services or pool and spa care expertise; and
•
Wholesale Distributors. Includes large wholesalers, such as Heritage Pool Supply Group and Pool Corp. This group generally does not directly serve the end-consumer, but rather serves as an intermediary that supplies product to retailers as well as the professional channel.

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

Human Capital Resources

As of September 30, 2023, we employed approximately 4,100 employees. Of these employees, approximately 3,200 work in our physical network, approximately 250 work as in-field service technicians, approximately 360 work in our corporate office, and approximately 275 work in our distribution centers. We believe that we have good relations with our employees. None of our employees are currently covered under any collective bargaining agreements.

We consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, train, retain, and motivate qualified personnel. The growth and development of our workforce is an integral part of our success. We place a priority on promoting from within. Over the last three years, approximately 80% of our retail and corporate management openings have been filled by existing employees.

We are also committed to developing and fostering a culture of diversity and inclusion and know that a company’s ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives.

Trademarks and Other Intellectual Property

In the course of our business, we employ various trademarks, trade names and service marks, including Leslie’s®, AccuBlue®, AccuBlue Home®, Pool Perks®, and our logo, in packaging and advertising our products. We have registered trademarks and trade names for several of our major products on the Principal Register of the United States Patent and Trademark Office. We distinguish the products produced in our chemical repackaging operation or by third-party repackagers at our direction through the use of the Leslie’s brand name and logo and the trademarks and trade names of the individual items, none of which is patented, licensed, or otherwise restricted to or by us. We believe the strength of our trademarks and trade names has been beneficial to our business and we intend to continue to protect and promote our trademarks in appropriate circumstances.

Leslie’s®, AccuBlue®, AccuBlue Home®, Pool Perks®, and other trademarks, trade names or service marks of Leslie’s, Inc. appearing in this Annual Report on Form 10-K are the property of Leslie’s, Inc. All other trademarks, trade names, and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only risks or uncertainties we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, prospects, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Additionally, macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation and rising interest rates may amplify many of the risks discussed below to which we are subject. The extent of the impact of macroeconomic and geopolitical developments, including public health crises, on our financial and operating performance depends significantly on the duration and severity of such macroeconomic and geopolitical developments, including public health crises, the actions taken to contain or mitigate its impact and any changes in consumer behaviors as a result thereof. Among other factors, a significant disruption to our supply chain for products we sell, as a result of macroeconomic and geopolitical developments, including public health crises or otherwise, could have a material impact on our sales and earnings.

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
•
The COVID-19 pandemic could adversely impact our business and results of operations.
•
The demand for pool chemicals may be affected by consumer attitudes towards products for environmental or safety reasons.
•
Our results of operations may fluctuate from quarter to quarter for many reasons, including seasonality.
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
•
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
•
Certain provisions of our sixth amended and restated certificate of incorporation may have the effect of discouraging lawsuits against our directors and officers.
•
We will continue to incur increased costs as a result of being a public company.
•
We have identified material weaknesses in our internal control over financial reporting. Such weaknesses led to a determination that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023. Our inability to remediate these material weaknesses, our identification of any additional weaknesses, or our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting in a timely manner could adversely affect our results of operations, our stock price and investor confidence in us.

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

Our future success depends on the continued efforts of the members of our executive leadership team. If one or more of our executives or other key personnel are unable or unwilling to continue in their present positions, or if we are unable to attract and retain high-quality executives or key personnel in the future, our business may be adversely affected.

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

From time-to-time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, antitrust claims, intellectual property claims, securities law claims, and other proceedings arising in or outside of the ordinary course of business. We cannot guarantee that the insurance coverage we maintain for the Company and our directors and officers will be available for or adequately cover current or future claims or that we will be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, there are an increasing number of cases being filed against companies generally, including class-action allegations under federal and state wage and hour laws. We could be exposed to legal proceedings arising out of the COVID-19 pandemic, including wrongful death actions brought on behalf of employees who contracted COVID-19 while performing their employment-related duties. We estimate our exposure to these legal proceedings and establish reserves for the probable and reasonably estimated liabilities. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings or changes in management’s forecast assumptions or predictions could have a material adverse impact on our results of operations.

Disruptions from natural or man-made disasters or extreme weather, public health and safety issues, geopolitical events and security issues, labor or trade disputes, macroeconomic crises, and similar events could have a material adverse effect on our business.

Natural or man-made disasters or extreme weather (including as a result of climate change), public health and safety issues, geopolitical events and conflicts (including terrorist attacks and armed hostilities), labor or trade disputes, macroeconomic crises (including any stemming from recent adverse developments in the financial services industry), and similar events can lead to uncertainty and have a negative impact on demand for our products, in addition to causing disruptions to our supply chain. Discretionary spending on chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products, such as ours, is generally adversely affected during times of economic, social, or political uncertainty. The potential for natural or man-made disasters or extreme weather, geopolitical events and conflicts, labor or trade disputes, macroeconomic crises, and similar events could create these types of uncertainties and negatively impact our business for the short- or long-term in ways that cannot presently be predicted.

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

The COVID-19 pandemic and associated responses could adversely impact our business and results of operations.

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

The long-term impact of the COVID-19 pandemic on our financial condition or results of operations remains uncertain, in particular, due to external factors related to the pandemic and as COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world. In particular, COVID-19 could have significant disruption to our supply chain for products we sell, which could have a material impact on our sales and earnings. Accordingly, COVID-19 may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate. The ultimate impact will depend on the severity and duration of the COVID-19 pandemic and future resurgences and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing, and difficult to predict. Our growth rates during the COVID-19 pandemic may not be sustainable and may not be indicative of future growth.

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

Our sales are highly seasonal and we experience fluctuations in quarterly results as a result of many factors, many of which are outside of our control and/or difficult to predict. We have historically generated a greater percentage of our revenues during the warm weather months of April through September. Timing of consumer purchases will vary each year and sales can be expected to shift from one period to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results. In addition, because our revenues are concentrated to a limited number of months, our business is more susceptible to adverse events occurring in those months than other businesses that have consistent levels of revenue throughout the year.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank due to liquidity concerns. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank or Signature Bank, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

Given the nature of our business, weather is one of the principal external factors affecting our business. Unseasonably cool weather or significant amounts of rainfall during the peak sales season can reduce chemical consumption in pools and spas and decrease consumer purchases of our products and services. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and impact timing around pool openings and closings and, therefore, our total sales and timing of our sales. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short-term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives sometimes lead to municipal ordinances related to water use restrictions. To the extent such restrictions result in decreased pool installations, our sales could be negatively impacted.

Certain extreme weather events, such as hurricanes and tropical storms, may impact demand for our products and services, our ability to deliver our products, provide services, continue to keep our facilities open and operational, cause damage to our facilities, or impact our business in other ways. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs or loss of property, equipment or inventory, which would adversely affect our revenue and profitability.

Technology and Privacy Related Risks

If the technology-based systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our e-commerce business globally, could be materially adversely affected.

Many of our consumers shop with us through our physical network and digital platform, which includes our proprietary mobile app and e-commerce websites. Increasingly, consumers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and our proprietary mobile app to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide an attractive, effective, reliable, and user-friendly digital platform that offers a wide assortment of merchandise with rapid delivery options and that meets the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our e-commerce business globally, and could have a material adverse impact on our business and results of operations.

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

Marketplace storefronts complement our platform of branded proprietary e-commerce websites. A significant portion of our digital sales take place through online marketplaces and online retailers and are subject to their terms of service and their various other policies including fees charged for transacting on the corresponding platforms. While we endeavor to materially comply with the terms of service and other policies of each online marketplace and online retailer through which we sell our products, these online marketplaces or online retailers may not have the same determination with respect to our compliance. These online marketplaces and online retailers may, in certain circumstances, refuse to continue hosting us or selling our products or temporarily suspend or discontinue our access to their online platform and any limitation or restriction (whether temporary or otherwise) on our ability to sell our products or a material change in transaction fees charged through these online platforms could harm our profitability and results of operations.

We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.

Information technology supports several aspects of our business, including, among others, product sourcing, pricing, consumer service, transaction processing, financial reporting, collections, and cost management. Our ability to operate effectively on a day-to-day basis and accurately report our results depends on robust technological infrastructure, which may be susceptible to internal and external threats. We are vulnerable to interruption by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches, catastrophic events, and other significant disruptions. Exposure to various types of cyberattacks such as malware, computer viruses, worms, social engineering attacks, or other malicious acts, as well as human error and technological malfunction, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services.

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

As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”) issued by the Payment Card Industry Council and to the American National Standards Institute (“ANSI”) data encryption standards and payment network security operating guidelines, as well as the Fair and Accurate Credit Transactions Act (“FACTA”). Failure to comply with these guidelines or standards may result in the imposition of financial penalties or the allocation by debit and credit card companies of the costs of fraudulent charges to us. Despite our efforts to comply with these or other payment card standards and other information security measures, we cannot be certain that all of our IT systems will be able to prevent, contain, or detect all cyberattacks or intrusions from known malware or malware that may be developed in the future. To the extent that any disruption results in the loss, damage, or misappropriation of information, we may be adversely affected by claims from consumers, financial institutions, regulatory authorities, payment card associations, and others. In addition, privacy and information security laws and standards continue to evolve and could expose us to further regulatory burdens. The cost of our continued compliance with stricter laws and standards, including, among other regulations, PCI DSS, ANSI, and FACTA data encryption standards and the California Consumer Privacy Act, which took effect in January 2020, and the California Privacy Rights Act, which took effect on January 1, 2023, and the cost of complying with other state data privacy regulations that we may be subject to in the future, could be significant.

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

We may not be able to manage our growth or future growth efficiently or profitably. Our revenue and operating margins, or revenue and margin growth, may be less than expected. If we are unable to scale our operations efficiently or maintain pricing without significant discounting, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. Growth may also stress our ability to adequately manage our operations, quality of products, safety, and regulatory compliance. If growth significantly decreases, it will negatively impact our cash reserves, and it may be necessary to obtain additional financing, which will increase indebtedness or result in dilution to shareholders. Further, we may not be able to obtain additional financing on acceptable terms, if at all.

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

In addition, our processes and controls may not comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC or state governments, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

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

We rely on various suppliers and vendors to provide and deliver product inventory on a continuous basis, some of which are located outside of the United States. These suppliers (and those they depend upon for materials and services) are subject to risks, including from natural or man-made disasters or extreme weather (including as a result of climate change), public health and safety issues, geopolitical events and conflicts (including terrorist attacks and armed hostilities), power outages, labor or trade disputes, union organizing activities, financial liquidity problems, and similar events, as well as supply constraints and general economic, social, and political conditions that can limit their ability to provide us (or our suppliers) with quality products and services in a timely manner. The occurrence of these or other unexpected events can cause us to suffer significant product inventory losses and significant lost revenue. For example, due to the COVID-19 pandemic and the resulting disruption of workplaces and the economy, the ability of certain vendors to supply required products was impaired as a result of labor shortages, government mandated shutdown orders, impaired financial conditions, or for other reasons. The supply of these products may not return to pre-COVID-19 levels, or products may return to pre-COVID levels at different times, and our efforts to ensure in-stock positions for all of the products that our consumers require may not be successful.

The cost of raw materials could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

Our principal chemical raw materials are granular chlorine compounds, which are commodity materials. The prices of granular chlorine compounds are a function of, among other things, manufacturing capacity and demand. We have generally passed through chlorine price increases to our consumers. The price of granular chlorine compounds may increase in the future and we may not be able to pass on any such increase to our consumers. We purchase granular chlorine compounds primarily from the nation’s largest suppliers. The alternate sources of supply we currently view as reliable may ultimately be unable to supply us with all of our raw materials and finished goods, including chlorine products. Additionally, significant price fluctuations or shortages in raw materials needed for our products have increased our cost of goods sold for certain products and may cause our results of operations and financial condition to suffer. For example, during times of highly unstable supply of granular chlorine compounds we believe some customers stockpile chemicals, resulting in unexpected changes in demand. As a result of such behavior, our revenue is higher than normal during periods of stockpiling and lower than normal during the period after stockpiling has occurred. We believe that consumer stockpiling of chemicals may have negatively impacted our results of operations in fiscal 2023 and may impact us in future periods.

Risks Related to Commercialization of Our Products

Even if we are able to attain significant market acceptance of our planned or future products or services, the commercial success of our planned or future products is not guaranteed.

Our future financial success will depend substantially on our ability to effectively and profitably market and sell our planned and future products and services on a sustained basis, which ability is dependent on a number of additional and/or unpredictable factors. Successful growth of our sales and marketing efforts will depend on the strength of our marketing infrastructure and the effectiveness of our sales and marketing strategies, as well as our ability to forecast demand. Our ability to satisfy product demand driven by our sales and marketing efforts will be largely dependent on the ability to maintain a commercially viable manufacturing process that is compliant with regulatory standards. If we fail to market and sell our planned or future products or services successfully, we will not be able to achieve profitability, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, preparing manufacturing to meet demand, meeting product mix and product demand requirements, and managing product expiration. At times, we may be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep our work-in-process inventory on hand or manage it efficiently, control expired product, or keep sufficient product on hand to meet demand. We may not be able to keep inventory costs within our target levels. Failure to do so can harm our profitability and long-term growth prospects.

Any significant interruption to the operations of our distribution centers could affect our ability to distribute our products in a timely manner, which could adversely impact our business and financial condition.

We utilize a national network of company-operated distribution centers as well as third-party operated distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise to appropriate stores or to customers directly. We depend in large part on the orderly operation of our receiving and distribution process, which depends, in turn, on adherence to shipping schedules, proper functioning of our information technology and inventory control systems and, the overall effective management of such distribution centers. Work stoppages, labor shortages, operations below historical efficiency levels, supply chain disruptions, inclement weather, or other unforeseen events in the areas or regions in which these distribution centers operate could impair our ability to adequately stock our stores, ship products to our e-commerce customers, process returns of products, and may adversely affect our sales and profitability.

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

Compliance with new and proposed ESG disclosure requirements, including the climate change disclosure requirements of the SEC and the State of California, could require significant effort and divert management’s attention and resources, which could adversely affect our operating results. We are also subject to evolving data privacy and cybersecurity laws and regulations (including applicable standards), compliance with which may also increase our costs of doing business.

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

We have a substantial amount of indebtedness. As of November 20, 2023, our total borrowings under our Amended and Restated Term Loan Credit Agreement (the “Term Loan”) and our credit facility, as amended from time-to-time, among Leslie’s Poolmart, Inc., the subsidiary borrowers, Leslie’s, Inc., each lender party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent (the “Revolving Credit Facility,” together, the “Credit Facilities”) was $789.8 million. Subject to restrictions in the agreements governing our debt, we may incur additional debt.

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
•
general economic conditions in the United States, including rising interest rates, inflationary pressures, and recession fears (including as a result of recent liquidity and financial stability concerns with respect to banks and financial institutions);
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could be adversely impacted. As of November 20, 2023, we had 184,333,670 shares of common stock outstanding. All such shares are eligible for resale in the public market, subject to applicable securities laws, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The trading price of our common stock could be adversely impacted if any of these certain significant stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

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
•
provide that a director may be removed only for cause and only by the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class;
•
provide that the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, is required in order to amend certain provisions of our sixth amended and restated certificate of incorporation regarding the amendment of our sixth amended and restated certificate of incorporation, the composition and authority of our board of directors, the election and removal of directors, limitations of director liability, stockholder meetings, corporate opportunities, choice of forum and the interpretation of our sixth amended and restated certificate of incorporation;
•
authorize the board of directors to amend our bylaws without the assent or vote of shareholders, provided that stockholders may amend the bylaws with the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class;
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
•
restrict the forum for certain litigation against us to Delaware; and
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

The provision of our sixth amended and restated certificate of incorporation, requiring exclusive forum in certain courts in the State of Delaware or the federal district court for the District of Delaware for certain types of lawsuits, may have the effect of discouraging lawsuits against our directors and officers.

Our sixth amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees or stockholders to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against us or our directors or officers arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our sixth amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (iv) any action to interpret, apply, enforce or determine the validity of our sixth amended and restated certificate of incorporation or amended and restated bylaws, (v) any action asserting a claim against us or our directors or officers governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL will have to be brought only in the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any other state court of the State of Delaware, or if no state court of the State of Delaware has subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. The foregoing provision will not apply to claims arising under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”). Unless we consent in writing to the selection of an alternative forum, the federal district court for the District of Delaware shall be, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors or officers. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our sixth amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and our stock price could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. As a public company, we are also required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. We must also include a report issued by our independent registered public accounting firm based on their audit of our internal control over financial reporting.

We reported in our Annual Report on Form 10-K for the year ended October 1, 2022, a material weakness associated with ineffective information technology general controls (“ITGCs”) for user access over certain IT systems that support the Company’s financial reporting processes. Management also deemed ineffective certain automated and manual business process controls that are dependent on the affected ITGCs because they could have been adversely impacted to the extent that they rely upon information and configurations from the affected IT systems. During fiscal 2023, we completed remediation measures related to the material weakness associated with our ITGCs and concluded the corresponding ITGCs were operating effectively as of September 30, 2023.

In connection with our year-end assessment of internal control over financial reporting as part of this Annual Report on Form 10-K, we determined that, as of September 30, 2023, we did not maintain effective internal control over financial reporting because of material weaknesses related to the design and/or operation of controls that were not performed at a sufficient level of precision with respect to (i) the performance of physical inventories and the validation of data utilized in inventory costing for a subset of our inventory and (ii) the accounting for vendor rebates receivable and related income earned and recognized. We intend to remediate these material weaknesses, but we cannot be certain as to when remediation will be complete. Further, remediation efforts may place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management, we may not be able to do so in a timely manner, or we may not be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures of this Annual Report.

Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our Company. We expect the modification, enhancement, or replacement of these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in us, and reduce our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Properties

As of September 30, 2023, we had over 1,000 locations in 39 states, two manufacturing facilities, and six distribution centers supporting our residential locations. In addition, we contract with third-party logistic providers under short-term agreements for additional capacity as needed. Most of our locations operate on five-year leases, which offer significant flexibility as they can be located in a variety of venues, including strip centers, lifestyle centers, and shopping centers. Our current physical network of locations is summarized in the chart below:

State	Number of Locations
Alabama	8
Arizona	98
Arkansas	3
California	169
Colorado	4
Connecticut	16
Delaware	4
Florida	93
Georgia	34
Illinois	10
Indiana	11
Iowa	1
Kansas	6
Kentucky	6
Louisiana	17
Maryland	11
Massachusetts	11
Michigan	6
Mississippi	4
Missouri	13
Nebraska	2
Nevada	26
New Hampshire	3
New Jersey	34
New Mexico	3
New York	34
North Carolina	14
Ohio	17
Oklahoma	22
Oregon	8
Pennsylvania	46
Rhode Island	2
South Carolina	9
Tennessee	13
Texas	215
Utah	3
Virginia	18
Washington	12
Wisconsin	2
Total Locations	1,008

Our corporate offices are located in Phoenix, Arizona. The 92,669 square foot office building has a current lease term through February 28, 2027, with our ability to exercise two five-year renewal options.

Item 3. Legal Proceedings.

On September 8, 2023, a class action complaint for violation of federal securities laws was filed by West Palm Beach Police Pension Fund in the U.S. District Court for the District of Arizona against us, our Chief Executive Officer and our former Chief Financial Officer. The complaint alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts about our financial guidance, business operations and prospects, and seeks class certification, damages, interest, attorneys’ fees, and other relief. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

We are subject to other litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of September 30, 2023, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on Nasdaq under the “LESL” symbol and began “regular way” trading on Nasdaq on October 29, 2020. Prior to that date, there was no public trading market for our common stock.

As of November 20, 2023, there were three stockholders of record, although there is a much larger number of beneficial holders. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Stock Performance Chart

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Leslie’s, Inc. under the Securities Act or the Exchange Act.

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the Nasdaq Global Composite Index and the S&P SmallCap 600 Index. The graph assumes $100 was invested at the market close on October 29, 2020, which was the first day our common stock began trading and its relative performance is tracked through September 30, 2023. Data for the Nasdaq Global Composite Index, S&P 500 Index, and S&P SmallCap 600 Index assume reinvestment of dividends. The graph uses the closing market price on October 29, 2020 of $21.70 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock:

Dividends

We have never declared nor paid any cash dividends on our common stock. We currently do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including: our actual and projected financial condition, liquidity, and results of operations; our capital levels and needs; tax considerations; any acquisitions or potential acquisitions; statutory and regulatory prohibitions and other limitations; the terms of any credit agreements or other borrowing arrangements that restrict the amount of cash dividends that we can pay; general economic conditions; and other factors deemed relevant by our board of directors. We are not obligated to pay dividends on our common stock.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. During the quarter ended September 30, 2023, there were no repurchases under our program and as of September 30, 2023, approximately $147.7 million remained available for future purchases under our share repurchase program.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second, and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2023, 2022, and 2021 refer to the fiscal years ended September 30, 2023, October 1, 2022, and October 2, 2021, respectively. Fiscal 2023, 2022, and 2021 included 52 weeks of operations.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of over 1,000 branded locations and a robust digital platform. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

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

As of September 30, 2023, we operated over 1,000 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

Gross Profit and Gross Margin

Gross profit is equal to our sales less our cost of merchandise and services sold. Cost of merchandise and services sold reflects the direct cost of purchased merchandise, costs to package certain chemical products, including direct materials and labor, costs to provide services, including labor and materials, as well as distribution and occupancy costs. The direct cost of purchased merchandise includes vendor rebates. We recognize vendor rebates based on an estimated recognition pattern using historical data. Distribution costs include warehousing and transportation expenses, including costs associated with third-party fulfillment centers used to ship merchandise to our e-commerce consumers. Occupancy costs include the rent, common area maintenance, real estate taxes, and depreciation and amortization costs of all retail locations. These costs are significant and are expected to continue to increase proportionate to our growth.

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

Selling, General and Administrative Expenses

Our SG&A includes selling and operating expenses across our retail locations and digital platform, and our corporate-level general and administrative expenses. Selling and operating expenses at retail locations include payroll, bonus and benefit costs for personnel, supplies, and credit and debit card processing costs. Corporate expenses include payroll, bonus, and benefit costs for our corporate and field support functions, equity-based compensation, marketing and advertising, insurance, utilities, occupancy costs related to our corporate office facilities, professional services, and depreciation and amortization for all assets, except those related to our retail locations and distribution operations, which are included in cost of merchandise and services sold. Selling and operating expenses generally vary proportionately with sales and the change in the number of locations. In contrast, general and administrative expenses are generally not directly proportional to sales and the change in the number of locations, but may increase over time to support our growth and public company obligations. The components of our SG&A may not be comparable to the components of similar measures of other companies.

Operating Income (Loss)

Operating income (loss) is gross profit less SG&A. Operating income (loss) excludes interest expense, loss on debt extinguishment, income tax expense (benefit), and other (income) expenses, net. We use operating income (loss) as an indicator of the productivity of our business and our ability to manage expenses.

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest (including amortization of debt issuance costs), taxes, depreciation and amortization, management fees, equity-based compensation expense, loss (gain) on debt extinguishment, loss (gain) on asset and contract dispositions, executive transition costs, severance, costs related to equity offerings, strategic project costs, merger and acquisition costs, and other non-recurring, non-cash or discrete items. Adjusted EBITDA is a key measure used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other companies using similar measures.

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

Adjusted net income (loss) is defined as net income (loss) adjusted to exclude management fees, equity-based compensation expense, loss (gain) on debt extinguishment, loss (gain) on asset and contract dispositions, executive transition costs, severance, costs related to equity offerings, strategic project costs, merger and acquisition costs, and other non-recurring, non-cash, or discrete items. Adjusted diluted earnings per share is defined as Adjusted net income (loss) divided by the diluted weighted average number of common shares outstanding.

Factors Affecting the Comparability of our Results of Operations

Our reported results have been affected by, among other events, the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation, rising interest rates, general economic slowdown, and potential failures among financial institutions. The direct and indirect impact COVID-19 has had on our financial and operating performance since 2020 has made period-to-period analysis and accurate forecasting difficult. Due to the non-discretionary nature of our products and services, our business delivered strong growth and profitability throughout the pandemic, despite restrictions on the operation of our locations and distribution facilities. Significant disruption to our supply chain for products we sell, as a result of COVID-19, geopolitical conflict or otherwise, can also have a material impact on our sales and earnings and cause unpredictable changes in results.

An additional uncertainty that can impact our results of operation is consumer purchasing patterns. Due to the highly unstable supply of granular chlorine compounds, we believe some customers stockpile chemicals, resulting in unexpected changes in demand. As a result of such behavior, our revenue is higher than normal during the periods of stockpiling and lower than normal during period after stockpiling has occurred. We believe that consumer stockpiling of chemicals may have negatively impacted our results of operations in fiscal 2023 and may impact us in future periods.

Business Acquisitions

See Note 3—Business Combinations to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our business acquisitions.

Results of Operations

We derived our consolidated statements of operations for fiscal 2023, 2022, and 2021 from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Year Ended
Statements of Operations Data:	September 30, 2023	October 1, 2022	October 2, 2021
Sales	$1,451,209	$1,562,120	$1,342,917
Cost of merchandise and services sold	902,986	888,379	747,757
Gross profit	548,223	673,741	595,160
Selling, general and administrative expenses	446,044	434,987	386,075
Operating income	102,179	238,754	209,085
Other expense:
Interest expense	65,438	30,240	34,410
Loss on debt extinguishment	—	—	9,169
Other expenses, net	—	397	2,377
Total other expense	65,438	30,637	45,956
Income before taxes	36,741	208,117	163,129
Income tax expense	9,499	49,088	36,495
Net income	$27,242	$159,029	$126,634
Earnings per share
Basic	$0.15	$0.86	$0.68
Diluted	$0.15	$0.85	$0.67
Weighted average shares outstanding
Basic	183,839	184,347	185,412
Diluted	184,716	186,148	190,009

Percentage of Sales(1)	(%)	(%)	(%)
Sales	100.0	100.0	100.0
Cost of merchandise and services sold	62.2	56.9	55.7
Gross margin	37.8	43.1	44.3
Selling, general and administrative expenses	30.7	27.8	28.7
Operating income	7.0	15.3	15.6
Other expense:
Interest expense	4.5	1.9	2.6
Loss on debt extinguishment	—	—	0.7
Other expenses, net	—	0.1	0.2
Total other expense	4.5	2.0	3.4
Income before taxes	2.5	13.3	12.1
Income tax expense	0.7	3.1	2.7
Net income	1.9	10.2	9.4
Other Financial and Operations Data:
Number of new and acquired locations, net	18	38	16
Number of locations open at end of period	1,008	990	952
Comparable sales growth(2)	(11.0)%	10.6%	21.5%
Adjusted EBITDA(3)	$168,149	$292,276	$270,613
Adjusted EBITDA as a percentage of sales(3)	11.6%	18.7%	20.2%
Adjusted net income(3)	$51,113	$176,391	$161,478
Adjusted diluted earnings per share	$0.28	$0.95	$0.85

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net income to Adjusted EBITDA and net income to Adjusted net income for fiscal 2023, 2022, and 2021 (in thousands).

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Net income	$27,242	$159,029	$126,634
Interest expense	65,438	30,240	34,410
Income tax expense	9,499	49,088	36,495
Depreciation and amortization expense(1)	34,142	30,769	26,553
Management fees(2)	—	—	382
Equity-based compensation expense(3)	12,067	11,922	25,621
Loss on debt extinguishment(4)	—	—	9,169
Loss (gain) on asset and contract dispositions(5)	6,379	426	(1,643)
Executive transition costs(6)	6,160	883	—
Costs related to equity offerings(7)	—	550	10,444
Strategic project costs(8)	3,004	4,960	—
Other non-recurring costs(9)	4,218	4,409	2,548
Adjusted EBITDA	$168,149	$292,276	$270,613

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Net income	$27,242	$159,029	$126,634
Management fees(2)	—	—	382
Equity-based compensation expense(3)	12,067	11,922	25,621
Loss on debt extinguishment(4)	—	—	9,169
Loss (gain) on asset and contract dispositions(5)	6,379	426	(1,643)
Executive transition costs(6)	6,160	883	—
Costs related to equity offerings(7)	—	550	10,444
Strategic project costs(8)	3,004	4,960	—
Other non-recurring costs(9)	4,218	4,409	2,548
Tax effects of these adjustments(10)	(7,957)	(5,788)	(11,677)
Adjusted net income	$51,113	$176,391	$161,478

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
(5)
Includes losses (gains) on asset and contract dispositions, which are reported in SG&A in our consolidated statements of operations.
(6)
Includes executive transition costs and severance associated with corporate restructuring, which are reported in SG&A in our consolidated statements of operations.
(7)
Includes costs incurred for follow-on equity offerings, which are reported in other (income) expenses, net in our consolidated statements of operations.
(8)
Represents non-recurring costs, such as third-party consulting costs, which are not part of our ongoing operations and are incurred to execute differentiated, strategic projects, and are reported in SG&A in our consolidated statements of operations.
(9)
Includes merger and acquisition costs, and other non-recurring, non-cash, or discrete items as determined by management, which are reported in SG&A in our consolidated statements of operations.
(10)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax expense in our consolidated statements of operations.

Comparison of Fiscal 2023 and 2022

Sales

Sales decreased to $1,451.2 million in fiscal 2023 compared to $1,562.1 million in fiscal 2022, a decrease of $110.9 million, or 7.1%. Comparable sales decreased $170.5 million, or 11.0%, compared to fiscal 2022, primarily driven by traffic declines. Non-comparable sales including acquisitions and new stores were $59.6 million compared to the prior year period.

Gross Profit and Gross Margin

Gross profit decreased to $548.2 million in fiscal 2023 compared to $673.7 million in fiscal 2022, a decrease of $125.5 million or 18.6%. Gross margin decreased to 37.8% compared to 43.1% in fiscal 2022, a decrease of 530 basis points. The decrease in gross margin was primarily driven by a decrease in retail chemical pricing retail in June 2023, adjustments associated with year-end physical inventory results, adjustments to product rebates based on reduced equipment purchases, and occupancy deleverage associated with the decrease in comparable sales.

Selling, General and Administrative Expenses

SG&A increased to $446.0 million in fiscal 2023 compared to $435.0 million in fiscal 2022, an increase of $11.0 million or 2.5%. This increase in SG&A was primarily related to a $5.5 million increase in executive transition and other costs related to severance payments associated with the elimination of non-customer facing positions and a $6.1 million increase in connection with the costs incurred from the discontinued use of certain software product subscriptions.

Total Other Expense

Total other expense increased to $65.4 million in fiscal 2023 compared to $30.6 million in fiscal 2022, an increase of $34.8 million. These increases in total other expense were primarily related to the increase in interest expense of $35.2 million for fiscal 2023 compared to fiscal 2022, due to higher interest rates on our Term Loan and Revolving Credit Facility and increased borrowings on our Revolving Credit Facility.

Income Taxes

Income tax expense decreased to $9.5 million in fiscal 2023 compared to $49.1 million in fiscal 2022, a decrease of $39.6 million. This decrease was primarily attributable to lower pretax income. Our effective tax rate was 25.9% for fiscal 2023 compared to 23.6% for fiscal 2022.

Net Income and Earnings per Share

Net income decreased to $27.2 million in fiscal 2023 compared to $159.0 million in fiscal 2022, a decrease of $131.8 million. Diluted earnings per share decreased to $0.15 in fiscal 2023 compared to $0.85 in fiscal 2022.

Adjusted net income decreased to $51.1 million in fiscal 2023 compared to $176.4 million in fiscal 2022, a decrease of $125.3 million. Adjusted diluted earnings per share decreased to $0.28 in fiscal 2023 compared to $0.95 in fiscal 2022.

Adjusted EBITDA

Adjusted EBITDA decreased to $168.1 million in fiscal 2023 compared to $292.3 million in fiscal 2022, a decrease of $124.2 million. This decrease was primarily due to the decrease in gross profit.

Comparison of Fiscal 2022 and 2021

Sales

Sales increased to $1,562.1 million in fiscal 2022 from $1,342.9 million in fiscal 2021, an increase of $219.2 million or 16.3%. The increase was primarily driven by comparable sales growth of $143.1 million, or 10.6%, in fiscal 2022 as well as non-comparable sales of $76.1 million, driven by acquisitions and new locations open for less than 52 weeks.

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

Income Taxes

Income tax expense increased to $49.1 million in fiscal 2022 from $36.5 million in fiscal 2021, an increase of $12.6 million. Our effective tax rate was 23.6% for fiscal 2022 compared to 22.4% for fiscal 2021, reflecting lower income tax benefits attributable to equity-based compensation awards and research and development credits.

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

Adjusted EBITDA

Adjusted EBITDA increased to $292.3 million in fiscal 2022 from $270.6 million fiscal 2021, an increase of $21.7 million. This increase was due primarily to the increase in comparable sales and gross profit.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. Sales and earnings are highest during the third and fourth fiscal quarters, which include April through September, and represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters when we typically generate net losses and we realize negative operating cash flows. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital, and capital expenditures related to new locations and other growth initiatives. While these investments drive performance during the primary selling season in our third and fourth fiscal quarters, they have a negative impact on our earnings and cash flow during our first and second fiscal quarters.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $55.4 million and $112.3 million as of September 30, 2023 and October 1, 2022, respectively. As of September 30, 2023 and October 1, 2022, we did not have any outstanding borrowings under our Revolving Credit Facility.

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

As of September 30, 2023, outstanding standby letters of credit totaled $11.4 million, and after considering borrowing base restrictions, we had $238.6 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of September 30, 2023, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Net cash provided by operating activities	$6,470	$66,644	$169,272
Net cash used in investing activities	(52,539)	(138,981)	(35,355)
Net cash (used in) provided by financing activities	(10,804)	(158,868)	53,780
Net (decrease) increase in cash and cash equivalents	$(56,873)	$(231,205)	$187,697

Cash Provided by Operating Activities

Net cash provided by operating activities was $6.5 million in fiscal 2023 compared to $66.6 million in fiscal 2022. This decrease was primarily driven by lower net income in the current year and changes in working capital.

Net cash provided by operating activities decreased to $66.6 million in fiscal 2022 compared to $169.3 million in fiscal 2021. This decrease was primarily driven by changes in working capital related to business acquisitions and strategic investment in product inventories to meet heightened customer demand across product categories.

Cash Used in Investing Activities

Net cash used in investing activities was $52.5 million in fiscal 2023 compared to $139.0 million in fiscal 2022. This decrease was driven by lower investments for business acquisitions.

Net cash used in investing activities was $139.0 million in fiscal 2022 compared to $35.4 million in fiscal 2021. This increase was primarily driven by higher investments for business acquisitions.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $10.8 million in fiscal 2023 compared to $158.9 million in fiscal 2022. This decrease was primarily driven by repurchases and retirement of common stock that occurred in fiscal 2022.

Net cash used in financing activities was $158.9 million in fiscal 2022 and was primarily related to the repurchase and retirement of common stock of $152.1 million. Net cash provided by financing activities was $53.8 million in fiscal 2021 and was primarily related to net proceeds raised during our IPO in November 2020 of $458.6 million, partially offset by a $396.1 million repayment of long-term debt.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. As of September 30, 2023, approximately $147.7 million remained available for future purchases under our share repurchase program (see Note 16—Share Repurchase Program to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash obligations as of September 30, 2023 (in thousands):

	Payments Due By Period
	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt, net (1)	$789,750	$6,075	$10,125	$8,100	$8,100	$757,350	$—
Purchase commitments (2)	174,018	79,941	78,327	7,838	5,705	2,207	—
Operating lease obligations (3)	306,281	76,361	70,356	61,616	41,139	22,036	34,773
Total	$1,270,049	$162,377	$158,808	$77,554	$54,944	$781,593	$34,773

(1)
We are required to pay a commitment fee of 0.25% based on the unused portion of the Revolving Credit Facility, which is not included in the table above due to the unknown nature of future borrowings.
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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments, which are disclosed in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We base these estimates on historical results and various other assumptions we believe to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Vendor Rebates

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve various measures. These measures generally relate to the volume level of purchases. We calculate the amount earned based on actual purchases, recorded as a reduction of the prices of the vendor’s products and therefore a reduction of inventory at the end of each period based on a detailed analysis of inventory and of the facts and circumstances of various contractual agreements with vendors. We recognize rebates based on an estimated recognition pattern using historical data, and we record this as a reduction of cost of merchandise and services sold in our consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory.

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

In addition, the consideration for an acquisition may include future payments that are contingent upon the occurrence of a particular event. We record a contingent consideration at fair value on the acquisition date. We estimate the fair values through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. The fair value is remeasured at the end of each period and changes in fair value are recorded in within SG&A in the consolidated statements of operations. Determining the fair value of the contingent consideration requires management to make assumptions and judgments. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the values of our acquired intangible assets contingent considerations liabilities.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The interest rates on borrowings under our Revolving Credit Facility and Term Loan were LIBOR-based rates prior to March 2023 and June 2023, respectively. Due to the discontinuation of LIBOR-based rates, we have transitioned the impacted interest rate benchmarks to Term SOFR-based rates. See Note 10—Long-Term Debt, Net to our consolidated financial statements for additional information. Accordingly, we are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility and Term Loan, both of which bear interest at variable rates. As of September 30, 2023, we had $789.8 million outstanding on our Term Loan. No amounts were outstanding on our Revolving Credit Facility as of such date. The impact of a 1.0% rate change on our outstanding balance less contractual amortization would total approximately $7.9 million over the next 12 months.

Impact of Inflation and Deflation

We experience inflation and deflation related to our purchase of certain products. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. We actively manage the impact of inflation, including tariffs, through strong relationships with our diverse supplier base, vendor negotiation, and promotion management. We also strategically invest through inventory purchases in order to obtain favorable pricing ahead of any vendor price increases. In order to mitigate price volatility, we monitor price fluctuations and may adjust our selling prices accordingly; however, our ability to recover higher costs through increased pricing may be limited by the competitive environment in which we operate. Although we may experience periodic effects on sales, gross profit, gross margins, and cash flows as a result of changing prices, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy. We currently do not use derivative instruments to manage these risks.

Item 8. Financial Statements and Supplementary Data.

LESLIE’S, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the fiscal years ended September 30, 2023, October 1, 2022, and October 2, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Leslie’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leslie’s, Inc. (the Company) as of September 30, 2023 and October 1, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 29, 2023 expressed an adverse opinion thereon.

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

Vendor Rebates

Description of the Matter

As discussed in Note 2, certain of the Company’s arrangements with vendors provide for consideration, such consideration is generally based on purchase volume. The Company generally accounts for vendor rebate programs as a reduction of the prices of the vendor’s products and therefore a reduction of the cost of inventory. The Company estimates the recognition pattern of vendor rebate income based on historical trending and data and recognizes such consideration as a reduction of cost of merchandise and services sold. The Company had $4.7 million of vendor rebate receivables as of September 30, 2023.

Auditing vendor rebates was challenging due to the extent of audit effort required resulting from the volume of individual transactions and complexities in evaluating the Company’s compliance with the terms of the vendor agreements.

How we Addressed the Matter in Our Audit

To test the vendor rebates, we performed audit procedures that included, among others, assessing the estimation methodology used by management. We tested a sample of vendor rebate agreements by evaluating the inputs used and the terms of the contracts. We recalculated the amount of vendor rebate income earned and the related reduction of the carrying cost of inventory based on the inputs and the terms of the agreements. We tested the Company’s pattern of recognition of vendor rebate income as a reduction of cost of merchandise and services sold and tested deferred rebate income for appropriateness and consistency with authoritative accounting guidance. We also performed sensitivity analyses over the historical time period used in part to determine the recognition pattern of vendor rebate income, to evaluate the significance of changes that would result from changes in the assumption used. In addition, we selected a sample of vendor rebate receivables and confirmed the amount outstanding directly with the vendors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Phoenix, Arizona

November 29, 2023

LESLIE’S, INC.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	September 30, 2023	October 1, 2022
Assets
Current assets
Cash and cash equivalents	$55,420	$112,293
Accounts and other receivables, net	29,396	45,295
Inventories	311,837	361,686
Prepaid expenses and other current assets	23,633	23,104
Total current assets	420,286	542,378
Property and equipment, net	90,285	78,087
Operating lease right-of-use assets	251,460	236,477
Goodwill and other intangibles, net	218,855	213,701
Deferred tax assets	7,598	1,268
Other assets	45,951	37,720
Total assets	$1,034,435	$1,109,631
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$149,154	$266,972
Operating lease liabilities	62,794	60,373
Income taxes payable	5,782	12,511
Current portion of long-term debt	8,100	8,100
Total current liabilities	225,830	347,956
Operating lease liabilities, noncurrent	193,222	179,835
Long-term debt, net	773,276	779,726
Other long-term liabilities	3,469	65
Total liabilities	1,195,797	1,307,582
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 184,333,670 and 183,480,545 issued and outstanding as of September 30, 2023 and October 1, 2022, respectively.	184	183
Additional paid in capital	99,280	89,934
Retained deficit	(260,826)	(288,068)
Total stockholders’ deficit	(161,362)	(197,951)
Total liabilities and stockholders’ deficit	$1,034,435	$1,109,631

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Sales	$1,451,209	$1,562,120	$1,342,917
Cost of merchandise and services sold	902,986	888,379	747,757
Gross profit	548,223	673,741	595,160
Selling, general and administrative expenses	446,044	434,987	386,075
Operating income	102,179	238,754	209,085
Other expense:
Interest expense	65,438	30,240	34,410
Loss on debt extinguishment	—	—	9,169
Other expenses, net	—	397	2,377
Total other expense	65,438	30,637	45,956
Income before taxes	36,741	208,117	163,129
Income tax expense	9,499	49,088	36,495
Net income	$27,242	$159,029	$126,634
Earnings per share:
Basic	$0.15	$0.86	$0.68
Diluted	$0.15	$0.85	$0.67
Weighted average shares outstanding:
Basic	183,839	184,347	185,412
Diluted	184,716	186,148	190,009

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, October 3, 2020	156,500	$157	$(278,063)	$(549,093)	$(826,999)
Issuance of common stock upon initial public offering, net of offering costs	30,000	30	458,557	—	458,587
Issuance of common stock under the Plan	3,321	3	—	—	3
Equity-based compensation	—	—	24,217	—	24,217
Net income	—	—	—	126,634	126,634
Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)
Issuance of common stock under the Plan	1,160	1	1,377	—	1,378
Equity-based compensation	—	—	11,346	—	11,346
Repurchase and retirement of common stock	(7,500)	(8)	(127,500)	(24,638)	(152,146)
Net income	—	—	—	159,029	159,029
Balance, October 1, 2022	183,481	$183	$89,934	$(288,068)	$(197,951)
Issuance of common stock under the Plan	1,057	1	—	—	1
Equity-based compensation	—	—	11,703	—	11,703
Restricted stock units surrendered in lieu of withholding taxes	(204)	—	(2,357)	—	(2,357)
Net income	—	—	—	27,242	27,242
Balance, September 30, 2023	184,334	$184	$99,280	$(260,826)	$(161,362)

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Operating Activities
Net income	$27,242	$159,029	$126,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,142	30,769	26,553
Equity-based compensation	11,703	11,346	24,217
Amortization of deferred financing costs and debt discounts	2,100	1,982	2,483
Provision for doubtful accounts	193	1,186	2,105
Deferred income taxes	(6,330)	2,466	2,848
Loss (gain) on asset dispositions	6,396	466	(1,606)
Loss on debt extinguishment	—	—	9,169
Changes in operating assets and liabilities:
Accounts and other receivables	16,101	(7,621)	(9,484)
Inventories	54,331	(143,147)	(47,787)
Prepaid expenses and other current assets	(3,466)	(1,476)	2,674
Other assets	(9,990)	(12,670)	(11,164)
Accounts payable and accrued expenses	(120,048)	23,841	35,756
Income taxes payable	(6,729)	5,566	5,088
Operating lease assets and liabilities, net	825	(5,093)	1,786
Net cash provided by operating activities	6,470	66,644	169,272
Investing Activities
Purchases of property and equipment	(38,577)	(31,726)	(28,931)
Business acquisitions, net of cash acquired	(15,549)	(107,663)	(8,868)
Proceeds from asset dispositions	1,587	408	2,444
Net cash used in investing activities	(52,539)	(138,981)	(35,355)
Financing Activities
Borrowings on Revolving Credit Facility	264,000	45,000	—
Payments on Revolving Credit Facility	(264,000)	(45,000)	—
Repayment of long-term debt	(8,100)	(8,100)	(396,135)
Issuance of long-term debt	—	—	907
Payment of deferred financing costs	(347)	—	(9,579)
Proceeds from options exercised	—	1,378	—
Repurchase and retirement of common stock	—	(152,146)	—
Proceeds from issuance of common stock upon initial public offering, net	—	—	458,587
Payments of employee tax withholdings related to restricted stock vesting	(2,357)	—	—
Net cash (used in) provided by financing activities	(10,804)	(158,868)	53,780
Net (decrease) increase in cash and cash equivalents	(56,873)	(231,205)	187,697
Cash and cash equivalents, beginning of year	112,293	343,498	155,801
Cash and cash equivalents, end of year	$55,420	$112,293	$343,498
Supplemental Information:
Interest	$63,059	$32,617	$36,408
Income taxes, net of refunds received	22,559	41,149	28,559

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, and cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through over 1,000 company-operated locations in 39 states and e-commerce websites.

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2023, 2022, and 2021 refer to the 52 weeks ended September 30, 2023, October 1, 2022, and October 2, 2021, respectively.

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

As of September 30, 2023 and October 1, 2022, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during fiscal 2023, 2022, and 2021, respectively.

The fair value of our Amended and Restated Term Loan Credit Agreement (“Term Loan”) due in 2028 was determined to be $774.9 million and $760.0 million as of September 30, 2023 and October 1, 2022, respectively. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The Company’s measurement of contingent consideration is categorized as Level 3 within the fair value hierarchy. Refer to “Business Combinations” herein Note 2—Summary of Significant Accounting Policies below for the fair value measurement of its contingent consideration.

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

Vendor Rebates

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve various measures. These measures generally relate to the volume level of purchases. We calculate the amount earned based on actual purchases, recorded as a reduction of the prices of the vendor’s products and therefore a reduction of inventory at the end of each period based on a detailed analysis of inventory and of the facts and circumstances of various contractual agreements with vendors. We recognize rebates based on an estimated recognition pattern using historical data, and we record this as a reduction of cost of merchandise and services sold in our consolidated statements of operations. Accounts and other receivables include vendor rebate receivables of $4.7 million and $16.6 million as of September 30, 2023 and October 1, 2022, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, counterparty credit risk, consumer credit risk and application of the specific identification method.

Inventories

Inventories are stated at the lower of cost or market or net realizable value. We value inventory using the weighted-average cost method. We evaluate inventory for excess and obsolescence and record necessary reserves. We provide provisions for losses related to inventories based on management’s judgment regarding historical purchase cost, selling price, margin, movements, and current business trends. If actual demand or market conditions are different than those projected by management, future margins may be unfavorably or favorably affected by adjustments to these estimates. When an inventory item is sold or disposed, the associated reserve is released at that time.

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

The consideration for an acquisition may include future payments that are contingent upon the occurrence of a particular event. We record contingent consideration at fair value on the acquisition date. We estimate the fair values through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. The fair value is remeasured at each reporting date and changes in fair value are recorded within SG&A in our consolidated statements of operations. Determining the fair value of the contingent consideration requires management to make certain assumptions and judgments, primarily based on the achievement of certain performance metrics specified in the purchase agreements.

We expense all acquisition-related costs as incurred within SG&A expenses in our consolidated statements of operations.

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

We evaluate our long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The evaluation for long-lived assets (asset group) is performed at the lowest level of identifiable cash flows, which, for location assets, is the individual location level. The assets of a physical location with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flows with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. Impairment charges are recorded in SG&A in our consolidated statements of operations. There was no impairment charge in fiscal 2023, 2022, or 2021.

Cloud Computing Arrangements

From time-to-time, we enter into various agreements with unaffiliated third parties for assistance with technical development work related to our security-related software and systems and other ongoing projects. Expenditures for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor are capitalized generally in the same manner as internal use software and are recorded as other assets in our consolidated balance sheets. Such costs are amortized over the life of the related cloud computing arrangement. As of September 30, 2023 and October 1, 2022, approximately $5.9 million and $9.7 million associated with these agreements are included in prepaid expenses and other current assets in our consolidated balance sheets, respectively. Approximately $44.1 million and $35.7 million associated with these agreements are included in other assets in our consolidated balance sheets as of September 30, 2023 and October 1, 2022, respectively. In addition, for the year ended September 30, 2023, the Company recognized $6.3 million of expense in connection with the discontinued use of certain software subscriptions which is recorded in SG&A in our consolidated statements of operations and a corresponding $4.4 million liability for future obligations associated with these subscriptions.

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

After we made our assessments, it was determined that there was no impairment related to goodwill or other intangible assets during fiscal 2023, 2022, and 2021.

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

We lease certain retail locations, warehouse and distribution space, office space, equipment, and vehicles. A substantial majority of our leases have an initial lease term of five years, typically with the option to extend the lease for at least one additional five-year term. Some of our leases may include the option to terminate in less than five years. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including market conditions, real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these considerations, we generally conclude that the exercise of renewal options would not be reasonably certain in calculating our operating lease liability at commencement. The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate, which is updated on a periodic basis as the discount rate for the present value of lease payments. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are generally our obligations under our lease agreements. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligation for those payments is incurred. For variable payments dependent upon an index or rate, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the measurement of our operating lease liabilities as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of 12 months or less upon commencement are considered short-term in nature and as such are not included in the measurement of our operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. In addition, we separate lease and non-lease components (e.g., common area maintenance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Our loyalty program, Pool Perks®, allows members to earn reward points based on their purchases. Once a loyalty member achieves a certain point level, the member earns an award that may be used on future purchases. Points and awards are valid for 12 months from issuance. We defer revenue related to earned points and awards that have not yet been redeemed. The amount of deferred revenue is based on the estimated standalone selling price of points and awards earned by members and reduced by the percentage of points and awards expected to be redeemed. Estimating future redemption rates requires judgment based on current trends and historical patterns. Revenue is recognized when the rewards are redeemed and expired. To the extent we have a change in our breakage estimates, the corresponding amount of change is recognized in revenue. As of September 30, 2023 and October 1, 2022, deferred revenue related to the loyalty program was $5.6 million and $4.6 million, respectively, and is included in accounts payable and accrued expenses in our consolidated balance sheets.

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

Advertising

We expense advertising costs as incurred. Advertising costs for fiscal 2023, 2022, and 2021 were approximately $35.1 million, $38.0 million, and $25.4 million, respectively.

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

We determined there were no material uncertain tax positions as of September 30, 2023 and October 1, 2022.

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

Recent Accounting Pronouncements

In March 2020, January 2021 and December 2022, the FASB issued ASU No. 2020-04, 2021-01 and 2022-06, respectively, regarding Reference Rate Reform (collectively “Topic 848”). This collective guidance was in response to accounting concerns regarding contract modifications and hedge accounting because of rate reform associated with structural risks of interbank offered rates, and particularly, the risk of cessation of the London Inter-Bank Offer Rate (“LIBOR”) related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. In addition, Topic 848 provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria were met. The guidance was effective upon issuance and may be applied through December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The primary contracts for which LIBOR were used were our Revolving Credit Facility and Term Loan (as defined in Note 10—Long-Term Debt, Net). The Company transitioned from a LIBOR-based rate to a Term Secured Overnight Financing Rate (“Term SOFR”)-based rate for our Revolving Credit Facility and Term Loan and elected the optional expedients under the standard as of the first day of the second and third quarters, respectively. This adoption did not have a material impact to our condensed consolidated financial statements.

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

Fiscal 2023 Acquisitions

In fiscal 2023, we acquired five businesses for an aggregate purchase price of $15.5 million, net of cash acquired. These acquisitions expanded our pool and spa footprint and added 12 new locations across Arizona, California, Florida, and Louisiana. The purchase accounting for these acquisitions has not yet been completed and therefore the purchase price allocations are preliminary.

Total
Total purchase consideration, net of cash acquired	$15,549
Fair value of assets acquired and liabilities assumed:
Inventories	4,518
Finite-lived intangible assets	2,700
Other assets and liabilities, net	152
Total assets acquired, net of liabilities assumed	7,370
Goodwill	$8,179

Fiscal 2022 Acquisitions

In fiscal 2022, we acquired six businesses for an aggregate purchase price of $107.7 million, inclusive of contingent considerations of up to $4.0 million if certain performance metrics are achieved within one to three years of the respective closing dates. Contingent considerations are remeasured to fair value at each reporting period until the contingency is resolved. As of September 30, 2023, the fair value of fiscal 2022 contingent consideration is $3.0 million and is included in accounts payable and accrued expenses in our consolidated balance sheets. These acquisitions expanded our pool and spa footprint and added 27 new locations as well as expanded our manufacturing capabilities. The following table sets forth the purchase price allocation of these acquisitions, net of immaterial measurement period adjustments, in the aggregate (in thousands). The purchase accounting for these acquisitions is complete.

Total
Total purchase consideration, net of cash acquired	$107,663
Fair value of assets acquired and liabilities assumed:
Inventories	20,050
Finite-lived intangible assets	15,200
Other assets and liabilities, net	3,086
Total assets acquired, net of liabilities assumed	38,336
Goodwill	$69,327

Note 4—Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	September 30, 2023	October 1, 2022
Balance at beginning of the year	$173,513	$101,114
Acquisitions, net of measurement period adjustments	7,185	72,399
Balance at the end of the year	$180,698	$173,513

Other Intangible Assets

Other intangible assets consisted of the following as of September 30, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.8	$26,740	$(7,958)	$18,782
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.4	8,683	(7,585)	1,098
Consumer relationships	7.4	24,100	(15,317)	8,783
Other intangibles	5.1	6,620	(6,476)	144
Total		$75,493	$(37,336)	$38,157

Other intangible assets consisted of the following as of October 1, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	11.0	$24,440	$(5,907)	$18,533
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	6.5	8,683	(7,379)	1,304
Consumer relationships	7.9	24,100	(13,339)	10,761
Other intangibles	6.2	6,620	(6,380)	240
Total		$73,193	$(33,005)	$40,188

Other intangible assets consisted of the following as of October 2, 2021 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	6.6	$5,940	$(5,274)	$666
Trade name and trademarks (indefinite life)	Indefinite	17,750	—	17,750
Non-compete agreements	7.5	8,633	(7,123)	1,510
Consumer relationships	6.4	19,000	(11,688)	7,312
Other intangibles	7.0	6,620	(5,952)	668
Total		$57,943	$(30,037)	$27,906

Amortization expense was $4.3 million, $3.0 million, and $2.2 million in fiscal 2023, 2022, and 2021, respectively. No impairment of goodwill or other intangible assets was recorded during fiscal 2023, 2022, and 2021.

In fiscal 2022, an $8.4 million indefinite-lived trade name intangible asset was reclassified to a finite-lived intangible asset due to a change in the way the asset will be utilized in the future. Prior to reclassifying the trade name to a finite-lived intangible asset, the Company tested it for impairment and determined that the fair value of the asset exceeded the carrying value. This trade name was assigned a 10-year estimated useful life and will be amortized over its useful life on a prospective basis.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our consolidated balance sheet as of September 30, 2023 (in thousands):

Amount
2024	$3,693
2025	3,596
2026	3,350
2027	3,226
2028	2,273
Thereafter	12,669
Total	$28,807

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	September 30, 2023	October 1, 2022
Vendor and other rebates receivable	$6,818	$24,546
Customer receivables	18,334	17,708
Other receivables	5,900	4,553
Allowance for doubtful accounts	(1,656)	(1,512)
Total	$29,396	$45,295

Note 6—Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	October 1, 2022
Raw materials	$3,076	$9,065
Finished goods	308,761	352,621
Total	$311,837	$361,686

Changes in inventory excess and obsolescence reserves were as follows (in thousands):

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Sale or Disposal of Inventories	Balance at End of Period
Fiscal 2023	$5,871	$4,387	$(3,334)	$6,924
Fiscal 2022	$5,856	$865	$(850)	$5,871
Fiscal 2021	$4,939	$1,993	$(1,076)	$5,856

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	October 1, 2022
Prepaid insurance	$1,236	$1,110
Prepaid occupancy costs	1,967	1,840
Prepaid sales tax	4,060	2,874
Prepaid other	6,239	4,847
Other current assets	10,131	12,433
Total	$23,633	$23,104

Note 8—Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2023	October 1, 2022
Land	$5,401	$5,813
Buildings and improvements	10,063	10,135
Vehicles, machinery and equipment	42,663	42,394
Leasehold improvements	200,968	187,876
Office furniture, computers and software	178,733	168,988
Construction in process	12,389	5,741
	$450,217	$420,947
Less: accumulated depreciation and amortization	(359,932)	(342,860)
Total	$90,285	$78,087

Depreciation and amortization expense on property and equipment was $29.8 million, $27.8 million, and $26.6 million in fiscal 2023, 2022, and 2021, respectively. Construction in process primarily consisted of leasehold improvements related to new or remodeled locations where construction had not been completed by the end of the period and internal use software as of September 30, 2023 and October 1, 2022, respectively.

Capitalized software additions placed into service were $5.2 million, $6.5 million, and $2.8 million in fiscal 2023, 2022, and 2021, respectively. Capitalized software accumulated amortization totaled approximately $22.0 million and $20.9 million as of September 30, 2023 and October 1, 2022, respectively. Capitalized software and development costs remaining to be amortized were approximately $11.6 million and $7.6 million as of September 30, 2023 and October 1, 2022, respectively.

Note 9—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2023	October 1, 2022
Accounts payable	$58,556	$156,456
Accrued payroll and employee benefits	18,558	34,010
Customer deposits	7,356	13,250
Interest	581	342
Inventory related accruals	13,843	16,034
Loyalty and deferred revenue	6,785	5,541
Sales tax	9,146	9,130
Self-insurance reserves	9,138	9,280
Other accrued liabilities	25,191	22,929
Total	$149,154	$266,972

As of September 20, 2023, October 1, 2022, and October 2, 2021, approximately $1.5 million, $1.1 million, and $1.5 million of capital expenditures were included in other accrued liabilities, respectively.

Note 10—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		September 30, 2023	October 1, 2022
Term Loan	8.20%	(2)	$789,750	$797,850
Revolving Credit Facility	—%	(3)	—	—
Total long-term debt			789,750	797,850
Less: current portion of long-term debt			(8,100)	(8,100)
Less: unamortized discount			(2,316)	(2,805)
Less: deferred financing charges			(6,058)	(7,219)
Total long-term debt, net			$773,276	$779,726

(1)
Effective interest rates as of September 30, 2023.
(2)
Carries interest at a specified margin over Term SOFR between 2.50% and 2.75% with a minimum SOFR of 0.50% plus a SOFR adjustment.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to Base Rate loans and between 1.25% and 1.75% with respect to Term SOFR loans, with a SOFR adjustment.

Term Loan

In June 2023, we entered into Amendment No. 1 (“Term Loan Amendment”) to our Term Loan. The Term Loan Amendment (i) replaced the existing LIBOR-based interest rate benchmark with a Term SOFR-based benchmark and (ii) amended certain other related terms and provisions, including the addition of a SOFR adjustment of (a) 0.11448% per annum for one-month, (b) 0.26161% per annum for three months, and (c) 0.42826% per annum for six months. The other material terms of the Term Loan remained substantially unchanged.

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

As of September 30, 2023 and October 1, 2022, no amounts were outstanding under the Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $11.4 million and $10.0 million of existing standby letters of credit as of September 30, 2023 and October 1, 2022, respectively.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No events of default occurred as of September 30, 2023 and October 1, 2022, respectively.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of September 30, 2023 (in thousands):

Amount
2024	$6,075
2025	10,125
2026	8,100
2027	8,100
2028	757,350
Thereafter	—
Total	$789,750

Note 11—Leases

Operating Leases

We lease certain locations, office, distribution, and manufacturing facilities under operating leases that expire at various dates through December 2048. We are obligated to make cash payments in connection with various lease obligations and purchase commitments. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option typically for periods of five or more years. Certain of these arrangements are cancelable on short notice and others require payments upon early termination. We do not have any finance leases.

The following table summarizes the components of lease expense (in thousands):

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Operating lease expense	$79,741	$72,922	$68,130
Variable lease expense	—	—	1,129
Total net lease expense	$79,741	$72,922	$69,259

As of September 30, 2023 and October 1, 2022, operating lease right-of-use assets obtained in exchange for operating lease liabilities totaled $11.1 million and $32.6 million, respectively.

The following table presents the weighted-average remaining lease term and discount rate for operating leases:

	September 30, 2023	October 1, 2022
Weighted-average remaining lease term	5.0 years	4.4 years
Weighted-average discount rate	6.2%	5.5%

The following table summarizes the future annual minimum lease payments as of September 30, 2023 (in thousands):

Amount
2024	$76,361
2025	70,356
2026	61,616
2027	41,139
2028	22,036
Thereafter	34,773
Total	$306,281
Less: amount of lease payments representing imputed interest	50,265
Present value of future minimum lease payments	256,016
Less: current operating lease liabilities	62,794
Operating lease liabilities, noncurrent	$193,222

Note 12—Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Current:
Federal	$13,425	$37,886	$25,914
State	2,404	8,736	7,733
Total Current	15,829	46,622	33,647
Deferred:
Federal	(5,608)	2,556	2,633
State	(722)	(90)	215
Total Deferred	(6,330)	2,466	2,848
Total income tax provision	$9,499	$49,088	$36,495

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows (in thousands):

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Federal income tax at statutory rate	$7,716	$43,705	$34,257
Equity-based compensation	129	(1,025)	(2,360)
Section 162(m) limitation	520	805	2,826
Permanent differences	82	96	564
Change in valuation allowance	—	—	(5,425)
State taxes, net of federal benefit	1,109	6,734	7,072
Other	(57)	(1,227)	(439)
Total income tax provision	$9,499	$49,088	$36,495

Our effective income tax rate for fiscal 2023 was 25.9% as compared to 23.6% in fiscal 2022.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are summarized below (in thousands):

	September 30, 2023	October 1, 2022
Deferred tax assets:
Compensation accruals	$1,878	$4,067
Inventories	1,237	3,496
Lease liabilities	64,619	58,710
Equity-based compensation	2,503	2,151
Reserves and other accruals	2,696	1,059
Interest limitation	7,615	—
Capitalized research expenditures	2,017	—
Total deferred tax assets	82,565	69,483
Deferred tax liabilities:
Property, plant, and equipment	(4,387)	(4,066)
Intangibles	(6,109)	(4,302)
Lease assets	(61,835)	(57,798)
Deferred financing cost	(253)	(310)
Other	(2,383)	(1,739)
Total deferred tax liabilities	(74,967)	(68,215)
Deferred tax assets (liabilities), net	$7,598	$1,268

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The interest expense limitation passed in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) created a deferred tax asset for the fiscal year ended October 3, 2020 that we did not anticipate realizing in the immediate future; as a result, a valuation allowance was recorded. The $5.4 million valuation allowance was removed during the first quarter of fiscal 2021 as the realization of the CARES Act deferred tax asset was deemed probable due to the Company's paydown of debt with proceeds from the IPO, which decreased interest expense.

We are subject to United States federal and state taxes in the normal course of business and our income tax returns are subject to examination by the relevant tax authorities. We are no longer subject to United States federal examinations by taxing authorities for calendar years before 2019 and no longer subject to state examinations for calendar years before 2018.

We have not identified any material uncertain tax positions.

In August 2022, the Inflation Reduction Act of 2022 was signed into law and contains provisions effective January 1, 2023 which were not material to the Company’s income tax provision.

Note 13—Commitments & Contingencies

Contingencies

On September 8, 2023, a class action complaint for violation of federal securities laws was filed by West Palm Beach Police Pension Fund in the U.S. District Court for the District of Arizona against us, our Chief Executive Officer and our former Chief Financial Officer. The complaint alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts about our financial guidance, business operations and prospects, and seeks class certification, damages, interest, attorneys’ fees, and other relief. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

We are also defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect to our consolidated financial position or results of operations. We did not record any material loss contingencies as of September 30, 2023, October 1, 2022, and October 2, 2021, respectively.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of September 30, 2023 and October 1, 2022. We had standby letters of credit outstanding in the amount of $11.4 million and $10.0 million as of September 30, 2023 and October 1, 2022, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Purchase Commitments

In addition to our lease obligations, we maintain future purchase commitments related to inventory and operational requirements.

The following table summarizes the future minimum purchase commitments as of September 30, 2023 (in thousands):

Amount
2024	$79,941
2025	78,327
2026	7,838
2027	5,705
2028	2,207
Thereafter	—
Total	$174,018

Note 14—401(K) Plan

We provide for the benefit of our employees a voluntary defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees and provides for a matching contribution by us of 50% of each participant’s contribution of up to 4% of the individual’s compensation as defined. The expenses related to this plan were $1.5 million, $1.4 million, and $0.8 million in fiscal 2023, 2022, and 2021, respectively.

Note 15—Related Party Transactions

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

As of September 30, 2023, approximately $147.7 million remained available for future purchases under our share repurchase program.

The following table presents information about our repurchases of common stock under our share repurchase program (in thousands):

	Year Ended
	September 30, 2023	October 1, 2022
Total number of shares repurchased	—	7,500
Total amount paid for shares repurchased	$—	$151,875

Note 17—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for various types of awards, including non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. As of September 30, 2023, we had approximately 7.7 million shares of common stock available for future grants under the Plan.

As of September 30, 2023, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $22.6 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon satisfaction of time-based requirements. The following tables summarize our Stock Option activity under the Plan (in thousands, except per share amounts):

	Year Ended
	September 30, 2023		October 1, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	3,780	$18.24	4,877	$18.22
Granted	—	—	—	—
Exercised	—	—	(81)	17.00
Forfeited/Expired	(472)	19.25	(1,016)	18.22
Balance, Ending	3,308	$18.10	3,780	$18.24

Vested and exercisable as of September 30, 2023	1,980	$18.18	1,349	$18.28

September 30, 2023
Aggregate intrinsic value of Stock Options outstanding	$—
Unamortized value of unvested Stock Options	$4,072
Weighted average years that expense is expected to be recognized	1.1
Weighted average remaining contractual years outstanding	7.5

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan (in thousands, except per share amounts):

	Year Ended
	September 30, 2023		October 1, 2022
	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	2,297	$10.04	3,135	$6.90
Granted (1)	1,487	11.19	631	18.57
Vested	(1,057)	7.00	(1,079)	5.99
Forfeited	(643)	11.58	(390)	9.82
Balance, Ending	2,084	$11.92	2,297	$10.04

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

September 30, 2023
Unamortized value of unvested RSUs/PSUs	$18,527
Weighted average period (years) expense is expected to be recognized	2.7

During the fiscal year ended September 30, 2023, equity-based compensation expense was $11.7 million. During the fiscal year ended October 1, 2022, equity-based compensation expense was $11.3 million. Equity-based compensation expense is reported in SG&A in our consolidated statements of operations.

Note 18—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Numerator:
Net income	$27,242	$159,029	$126,634
Denominator:
Weighted average shares outstanding - basic	183,839	184,347	185,412
Effect of dilutive securities:
Stock Options	—	—	567
RSUs	877	1,801	4,030
Weighted average shares outstanding - diluted	184,716	186,148	190,009

Basic earnings per share	$0.15	$0.86	$0.68
Diluted earnings per share	$0.15	$0.85	$0.67

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Stock Options	3,539	4,020	321
RSUs	2,154	601	2
Total	5,693	4,621	323

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting as described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2023 due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in the Company’s internal control over financial reporting related to the operation of controls over the performance of a subset of the Company’s physical inventories held at certain locations to validate inventory existence and the completeness and accuracy of data used in validating the appropriateness of inventory costing for a subset of the Company’s inventories and inventory reserves.

We also identified a material weakness in the Company’s internal control over financial reporting related to the design and operation of controls over the Company’s vendor rebate process, including the timing of when rebates are recognized within the consolidated statement of operations.

These material weaknesses did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. However, the deficiencies created a reasonable possibility that material misstatements to the consolidated financial statements would not be prevented or detected on a timely basis.

Management has analyzed the material weaknesses and performed additional analysis and procedures in preparing our consolidated financial statements. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented. Ernst & Young LLP, an independent registered public accounting firm who audited and reported on our consolidated financial statements included in this report, has issued an adverse report on the effectiveness of our internal control over financial reporting as of September 30, 2023, included in their report under Item 8, Financial Statements and Supplementary Data of this Annual Report.

Remediation Efforts

We took steps to remediate the control deficiencies contributing to the material weakness relating to information technology general controls (“ITGCs”) first identified in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2022, such that these controls are designed, implemented and operating effectively. Specifically, during the year ended September 30, 2023, management: (i) engaged a consulting firm to assist with the design and assessment of the internal control environment, (ii) developed a detailed project plan which included all critical tasks, owners and due dates to properly design and execute controls adequately and effectively, (iii) re-designed controls and delivered training to key control owners to ensure a sustainable and effective control environment, (iv) created a steering committee who was responsible and accountable for validating the established project plan and testing performed over key controls was on track and effective, which helped oversee and prioritize the remediation activities. The efforts detailed above allowed management to conclude that the Company’s internal controls over ITGCs that were deemed to be ineffective in management’s report on internal control over financial reporting as of October 1, 2022 are effective and the corresponding material weakness has been remediated during the year ended and as of September 30, 2023.

We will design and implement new processes and enhanced controls to address the underlying causes of the unremediated material weaknesses related to inventory and vendor rebates as of September 30, 2023. Our planned remediation actions include the following:

•
examination of our current controls and identifying the root cause(s) for the deficiencies;
•
examination and enhancement of the procedures over certain of our annual physical inventory counts, including the augmentation of training and validation of system generated reports utilized in performing certain annual physical counts and clear instruction as to the process for the recording of adjustments to inventory as a result of physical counts and validation of data used in inventory costing;
•
enhanced supervision of personnel during and subsequent to physical inventory counts to ensure compliance with established Company policies;
•
examination and enhancement of the procedures over the completeness and accuracy of data utilized in computing inventory reserves;
•
implementing and executing enhanced controls operating at the level of precision necessary to detect potential material misstatements in the data utilized to calculate vendor rebates earned and timing of vendor rebate income recognition, to aid in the detection of potential deviations that may be relied upon in our financial reporting processes; and
•
engagement with outside consultants and/or other personnel to assist with the identification, implementation, and review of changes to our suite of internal controls related to inventory and vendor rebates, as necessary.

We intend to remediate these material weaknesses as soon as possible, and we believe the measures described above will remediate the material weaknesses and strengthen our internal control over financial reporting. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. We anticipate that the remediation will be completed during fiscal year 2024. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2023. Except as described above, we determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Leslie’s, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Leslie’s, Inc’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Leslie’s, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified and included in management’s assessment. Management has identified material weaknesses in controls related to the Company’s vendor rebate process and inventory process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and October 1, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2023 consolidated financial statements, and this report does not affect our report dated November 29, 2023 which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona

November 29, 2023

Item 9B. Other Information.

(a) Information Required to be Disclosed on Form 8-K

None.

(b) Trading Plans

During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as indicated below, information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Corporate Governance,” “Proposal 1: Election of Directors,” “Information about Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees, including our Principal Executive, Principal Financial, and Principal Accounting Officers, or persons performing similar functions. Our Code of Ethics is posted on the investor relations page of our website: www.lesliespool.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Beneficial Ownership of Securities” and “Compensation Discussion and Analysis.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Certain Relationships and Related Party Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the heading “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm.”

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
(3)
Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Sixth Amended and Restated Certificate of Incorporation, effective as of March 16, 2023	8-K	3.1	3/16/2023
3.2	Amended and Restated Bylaws, effective as of August 1, 2023	10-Q	3.1	8/3/2023
4.1	Indenture, dated as of August 16, 2016, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.1	10/22/2020
4.2	First Supplemental Indenture, dated as of October 26, 2016, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.2	10/22/2020
4.3	Second Supplemental Indenture, dated as of February 3, 2017, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.3	10/22/2020
4.4	Form of Registration Rights and Lock-up Agreement between Leslie’s, Inc., Bubbles Investor Aggregator, L.P., Explorer Investment Pte. Ltd. and certain other investors	S-1/A	4.4	10/28/2020
4.5	First Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P.	S-1	4.5	2/8/2021
4.6	Second Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P.	S-1	4.6	6/7/2021
4.7	Third Amendment to Registration Rights and Lock-up Agreement between Leslie’s, Inc. and Bubbles Investor Aggregator, L.P.	8-K	4.1	10/26/2021
4.8	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.5	12/23/2020
10.1#	Form of Indemnification Agreement between Leslie’s, Inc. and its directors and officers	S-1/A	10.1	10/22/2020
10.2#	2020 Omnibus Incentive Plan	S-1/A	10.2	10/22/2020
10.3#	Form of Stock Option Agreement pursuant to 2020 Omnibus Incentive Plan	S-1/A	10.3	10/22/2020
10.4#	Form of Restricted Stock Unit Agreement pursuant to 2020 Omnibus Incentive Plan	10-Q	10.2	2/3/2023
10.5#	Form of Performance Unit Award Agreement pursuant to 2020 Omnibus Incentive Plan	10-Q	10.3	2/3/2023
10.6#	Amended and Restated Employment Agreement, dated as of October 19, 2020, by and between Leslie’s, Inc. and Michael R. Egeck	S-1/A	10.5	10/22/2020
10.7#	Second Amended and Restated Employment Agreement, dated as of October 19, 2020, by and between Leslie’s, Inc. and Steven M. Weddell	S-1/A	10.7	10/22/2020
10.8#	Offer Letter, dated as of October 11, 2019, by and between Leslie’s Poolmart, Inc. and Paula Baker	S-1/A	10.8	10/22/2020
10.9#	Form of Director Designation Agreement, by and among Leslie’s, Inc., Bubbles Investor Aggregator, L.P., and each other person that becomes party thereafter	S-1/A	10.11	10/22/2020

10.10	Term Loan Credit Agreement, dated as of August 16, 2016, among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.12	10/22/2020
10.11	Incremental Amendment No. 1, dated as of January 26, 2017, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.13	10/22/2020
10.12	Amendment No. 2, dated as of February 16, 2017, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.14	10/22/2020
10.13	Amendment No. 3, dated as of February 27, 2018, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.15	10/22/2020
10.14	Credit Agreement entered into as of October 16, 2012, among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.16	10/22/2020
10.15	Amendment No. 1, dated as of August 16, 2016, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.17	10/22/2020
10.16	Amendment No. 2, dated as of September 29, 2016, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.18	10/22/2020
10.17	Amendment No. 3, dated as of January 13, 2017, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.19	10/22/2020
10.18	Amendment No. 4, dated as of August 13, 2020, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.20	10/22/2020
10.19	Amendment No. 5, dated as of April 12, 2021, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. National Association, as Co-Collateral Agent	10-Q	10.2	5/10/2021
10.20	Amendment No. 6, dated as of March 15, 2023, to the Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s, Inc., and the subsidiary borrowers named therein, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, Co-Collateral Agent	8-K	10.1	3/16/2023
10.21	Amended & Restated Term Loan Credit Agreement, dated as of March 9, 2021, by and among the Company, Leslie’s Poolmart, Inc., the lenders from time-to-time party thereto and Nomura Corporate Funding Americas, LLC, as administrative agent for the Lenders and as collateral agent for the Secured Parties	8-K	10.1	3/10/2021
10.22	Amendment No. 1, dated as of June 8, 2023, to the Amended and Restated Term Loan Credit Agreement by and among Leslie’s Poolmart, Inc., Leslie’s, Inc., the lenders from time to time party thereto and Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent	8-K	10.1	6/13/2023

10.23#	Leslie’s, Inc. Annual Incentive Plan	10-Q	10.1	2/3/2023
10.24#	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Paula Baker	10-K	10.23	11/30/2022
10.25#	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Brad Gazaway	10-K	10.24	11/30/2022
10.26#	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Moyo LaBode	10-K	10.25	11/30/2022
10.27#	Offer Letter, dated as of July 7, 2023, by and between Leslie’s Poolmart, Inc. and Scott Bowman	10-Q	10.2	8/3/2023
10.28#	Executive Severance Pay Plan, dated July 17, 2023, by and between Leslie’s Poolmart, Inc. and Scott Bowman	10-Q	10.3	8/3/2023
10.29#	Transition Agreement between the Company and Paula Baker with an effective date of September 19, 2023	8-K	10.1	9/20/2023
10.30#*	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Mike Africa
10.31#*	Executive Severance Pay Plan, dated October 19, 2022, by and between Leslie’s Poolmart, Inc. and Naomi Cramer
10.32#*	Executive Severance Pay Plan, dated June 29, 2023, by and between Leslie’s Poolmart, Inc. and Dave Caspers
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1#*	Leslie’s, Inc. Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101)

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

LESLIE’S, INC.

Date: November 29, 2023	By:	/s/ Michael R. Egeck
Michael R. Egeck
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven L. Ortega	Chairman	November 29, 2023
Steven L. Ortega

/s/ Michael R. Egeck	Chief Executive Officer (Principal Executive Officer) and Director	November 29, 2023
Michael R. Egeck

/s/ Scott Bowman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 29, 2023
Scott Bowman

/s/ Yolanda Daniel	Director	November 29, 2023
Yolanda Daniel

/s/ Seth Estep	Director	November 29, 2023
Seth Estep

/s/ Eric Kufel	Director	November 29, 2023
Eric Kufel

/s/ Susan O’Farrell	Director	November 29, 2023
Susan O’Farrell

/s/ James R. Ray, Jr.	Director	November 29, 2023
James R. Ray, Jr.

/s/ Claire Spofford	Director	November 29, 2023
Claire Spofford

/s/ John Strain	Director	November 29, 2023
John Strain