Form 10-Q
period 2023-12-30
Leslie's, Inc.
filed 2024-02-02
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

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

As of January 26, 2024, the Registrant had 184,513,174 shares of common stock, $0.001 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023 and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

The forward-looking statements made in this Quarterly Report on Form 10-Q are based on events or circumstances as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, changed expectations, the occurrence of unanticipated events or otherwise, except as required by law. We may not actually achieve the plans, intentions, outcomes, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	December 30, 2023	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,394	$55,420	$2,691
Accounts and other receivables, net	22,488	29,396	46,375
Inventories	334,031	311,837	429,517
Prepaid expenses and other current assets	27,131	23,633	29,921
Total current assets	392,044	420,286	508,504
Property and equipment, net	92,405	90,285	75,049
Operating lease right-of-use assets	238,296	251,460	233,852
Goodwill and other intangibles, net	217,909	218,855	218,119
Deferred tax assets	15,988	7,598	—
Other assets	41,878	45,951	41,258
Total assets	$998,520	$1,034,435	$1,076,782
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$63,541	$58,556	$117,269
Accrued expenses and other current liabilities	69,854	90,598	65,494
Operating lease liabilities	63,078	62,794	63,251
Income taxes payable	—	5,782	480
Current portion of long-term debt	8,100	8,100	8,100
Total current liabilities	204,573	225,830	254,594
Deferred tax liabilities	—	—	676
Operating lease liabilities, noncurrent	179,413	193,222	174,954
Revolving Credit Facility	38,000	—	91,000
Long-term debt, net	771,718	773,276	778,133
Other long-term liabilities	3,464	3,469	3,060
Total liabilities	1,197,168	1,195,797	1,302,417
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 184,513,174, 184,333,670, and 183,564,172 issued and outstanding as of December 30, 2023, September 30, 2023, and December 31, 2022, respectively.	184	184	184
Additional paid in capital	101,547	99,280	92,508
Retained deficit	(300,379)	(260,826)	(318,327)
Total stockholders’ deficit	(198,648)	(161,362)	(225,635)
Total liabilities and stockholders’ deficit	$998,520	$1,034,435	$1,076,782

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	December 30, 2023	December 31, 2022
Sales	$173,960	$195,104
Cost of merchandise and services sold	123,552	129,808
Gross profit	50,408	65,296
Selling, general and administrative expenses	86,878	92,281
Operating loss	(36,470)	(26,985)
Other expense:
Interest expense	17,071	13,360
Total other expense	17,071	13,360
Loss before taxes	(53,541)	(40,345)
Income tax benefit	(13,988)	(10,086)
Net loss	$(39,553)	$(30,259)
Earnings per share:
Basic	$(0.21)	$(0.16)
Diluted	$(0.21)	$(0.16)
Weighted average shares outstanding:
Basic	184,383	183,513
Diluted	184,383	183,513

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, October 1, 2022	183,481	$183	$89,934	$(288,068)	$(197,951)
Issuance of common stock under the Plan	110	1	—	—	1
Equity-based compensation	—	—	2,993	—	2,993
Restricted stock units surrendered in lieu of withholding taxes	(27)	—	(419)	—	(419)
Net loss	—	—	—	(30,259)	(30,259)
Balance, December 31, 2022	183,564	$184	$92,508	$(318,327)	$(225,635)

Balance, September 30, 2023	184,334	$184	$99,280	$(260,826)	$(161,362)
Issuance of common stock under the Plan	221	—	—	—	—
Equity-based compensation	—	—	2,695	—	2,695
Restricted stock units surrendered in lieu of withholding taxes	(42)	—	(428)	—	(428)
Net loss	—	—	—	(39,553)	(39,553)
Balance, December 30, 2023	184,513	$184	$101,547	$(300,379)	$(198,648)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	December 30, 2023	December 31, 2022
Operating Activities
Net loss	$(39,553)	$(30,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,330	8,503
Equity-based compensation	2,695	2,993
Amortization of deferred financing costs and debt discounts	560	502
Provision for doubtful accounts	140	10
Deferred income taxes	(8,389)	1,944
Loss on asset dispositions	61	6
Changes in operating assets and liabilities:
Accounts and other receivables	6,767	(1,090)
Inventories	(22,194)	(64,770)
Prepaid expenses and other current assets	(3,498)	(6,429)
Other assets	3,981	(3,601)
Accounts payable	4,985	(39,187)
Accrued expenses and other current liabilities	(19,616)	(41,622)
Income taxes payable	(5,782)	(12,031)
Operating lease assets and liabilities, net	(361)	622
Net cash used in operating activities	(71,874)	(184,409)
Investing Activities
Purchases of property and equipment	(10,739)	(5,697)
Business acquisitions, net of cash acquired	—	(8,540)
Proceeds from asset dispositions	40	488
Net cash used in investing activities	(10,699)	(13,749)
Financing Activities
Borrowings on Revolving Credit Facility	39,500	91,000
Payments on Revolving Credit Facility	(1,500)	—
Repayment of long-term debt	(2,025)	(2,025)
Payments of employee tax withholdings related to restricted stock vesting	(428)	(419)
Net cash provided by financing activities	35,547	88,556
Net decrease in cash and cash equivalents	(47,026)	(109,602)
Cash and cash equivalents, beginning of period	55,420	112,293
Cash and cash equivalents, end of period	$8,394	$2,691
Supplemental Information:
Cash paid for interest	$16,489	$12,593
Cash paid for income taxes, net of refunds received	183	1

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying interim condensed consolidated financial statements following United States generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The interim condensed consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. These interim condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2023.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on our results of operations.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended December 30, 2023 and December 31, 2022 refer to the 13 weeks ended December 30, 2023 and December 31, 2022, respectively.

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

Summary of Other Significant Accounting Policies

There have been no changes to our Significant Accounting Policies since our Annual Report on Form 10-K for the year ended September 30, 2023. For more information regarding our Significant Accounting Policies and Estimates, see Note 2—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended September 30, 2023.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are currently evaluating the ASU to determine its impact on our disclosures, however we do not expect there to be a material impact.

Note 3 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	December 30, 2023	September 30, 2023	December 31, 2022
Balance at beginning of the period	$180,698	$173,513	$173,513
Acquisitions, net of measurement period adjustments	—	7,185	2,650
Balance at the end of the period	$180,698	$180,698	$176,163

Other Intangible Assets

Other intangible assets consisted of the following as of December 30, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.6	$22,100	$(3,834)	$18,266
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.1	2,260	(1,214)	1,046
Consumer relationships	7.2	15,400	(6,980)	8,420
Other intangibles	4.8	4,000	(3,871)	129
Total		$53,110	$(15,899)	$37,211

Other intangible assets consisted of the following as of September 30, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.8	$26,740	$(7,958)	$18,782
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.4	8,683	(7,585)	1,098
Consumer relationships	7.4	24,100	(15,317)	8,783
Other intangibles	5.1	6,620	(6,476)	144
Total		$75,493	$(37,336)	$38,157

Other intangible assets consisted of the following as of December 31, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	10.5	$27,140	$(6,224)	$20,916
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	6.1	8,683	(7,431)	1,252
Consumer relationships	7.7	24,100	(13,879)	10,221
Other intangibles	5.8	6,620	(6,403)	217
Total		$75,893	$(33,937)	$41,956

Amortization expense was $0.9 million for the three months ended December 30, 2023 and December 31, 2022, respectively. No impairment of goodwill or other intangible assets was recorded during the three months ended December 30, 2023 and December 31, 2022, respectively.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of December 30, 2023 (in thousands):

Amount
Remainder of fiscal 2024	$2,782
2025	3,632
2026	3,385
2027	3,262
2028	3,154
Thereafter	11,646
Total	$27,861

Note 4—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	December 30, 2023	September 30, 2023	December 31, 2022
Vendor and other rebates receivable	$6,532	$6,818	$27,521
Customer receivables	13,400	18,334	15,969
Other receivables	4,229	5,900	4,512
Allowance for doubtful accounts	(1,673)	(1,656)	(1,627)
Total	$22,488	$29,396	$46,375

Note 5—Inventories

Inventories consisted of the following (in thousands):

	December 30, 2023	September 30, 2023	December 31, 2022
Raw materials	$4,633	$3,076	$7,987
Finished goods	329,398	308,761	421,530
Total	$334,031	$311,837	$429,517

Note 6—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 30, 2023	September 30, 2023	December 31, 2022
Prepaid insurance	$4,702	$1,236	$6,812
Prepaid occupancy costs	1,976	1,967	2,004
Prepaid sales tax	1,843	4,060	1,753
Prepaid inventory	—	—	771
Prepaid other	6,592	6,239	4,382
Other current assets	12,018	10,131	14,199
Total	$27,131	$23,633	$29,921

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 30, 2023	September 30, 2023	December 31, 2022
Accrued payroll and employee benefits	$14,493	$18,558	$13,154
Customer deposits	4,491	7,356	7,505
Interest	603	581	579
Inventory related accruals	7,821	13,843	11,254
Loyalty and deferred revenue	7,264	6,785	6,157
Sales tax	4,043	9,146	4,528
Self-insurance reserves	10,024	9,138	8,417
Other accrued liabilities	21,115	25,191	13,900
Total	$69,854	$90,598	$65,494

As of December 30, 2023, September 30, 2023, and December 31, 2022, capital expenditures included in other accrued liabilities were $0.7 million, $1.5 million, and $0.4 million, respectively.

Note 8—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		December 30, 2023	September 30, 2023	December 31, 2022
Term Loan	8.21%	(2)	$787,725	$789,750	$795,825
Revolving Credit Facility	7.25%	(3)	38,000	—	91,000
Total long-term debt			825,725	789,750	886,825
Less: current portion of long-term debt			(8,100)	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			(38,000)	—	(91,000)
Less: unamortized discount			(2,191)	(2,316)	(2,684)
Less: deferred financing charges			(5,716)	(6,058)	(6,908)
Total long-term debt, net			$771,718	$773,276	$778,133

(1)
Effective interest rates as of December 30, 2023.
(2)
Carries interest at a specified margin over the Term Secured Overnight Financing Rate (“SOFR”) between 2.50% and 2.75% with a minimum SOFR of 0.50% plus a SOFR adjustment.
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

As of December 30, 2023, we had $38.0 million outstanding on our Revolving Credit Facility. No amounts were outstanding on the Revolving Credit Facility as of September 30, 2023. The amount available under our Revolving Credit Facility was reduced by $10.6 million and $11.4 million of existing standby letters of credit as of December 30, 2023 and September 30, 2023, respectively.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of December 30, 2023, September 30, 2023, and December 31, 2022.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 30, 2023 (in thousands):

Amount
Remainder of fiscal 2024	$4,050
2025	48,125
2026	8,100
2027	8,100
2028	757,350
Thereafter	—
Total	$825,725

Note 9—Income Taxes

Our effective income tax rate was 26.1% for the three months ended December 30, 2023, compared to 25.0% for the three months ended December 31, 2022. The difference between the statutory rate and our effective rate for the three months ended December 30, 2023 and December 31, 2022 was primarily attributable to state taxes. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

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

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect on our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of December 30, 2023, September 30, 2023, and December 31, 2022, respectively.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of December 30, 2023, September 30, 2023, and December 31, 2022, respectively. We had standby letters of credit outstanding in the amount of $10.6 million as of December 30, 2023 for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Note 11—Related Party Transactions

On December 14, 2021, the Company entered into a share repurchase agreement with Bubbles Investor Aggregator, L.P. and Explorer Investment Pte. Ltd. (together, the “Selling Stockholders”), each a greater than 5% beneficial owner of the Company’s common stock at the time of the transaction, providing for the repurchase by the Company from the Selling Stockholders of an aggregate of 7.5 million shares of common stock, conditioned on the closing of a contemporaneous secondary public offering (the “Offering”). The price per share of repurchased common stock paid by the Company was $20.25, which represents the per share price at which shares of common stock were sold to the public in the Offering less the underwriting discount. The repurchase transaction closed on December 16, 2021. See Note 12—Share Repurchase Program for detailed information regarding our share repurchase program.

Note 12—Share Repurchase Program

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

As of December 30, 2023, approximately $147.7 million remained available for future purchases under our share repurchase program.

The following table presents information about our repurchases of common stock under our share repurchase program (in thousands):

	Three Months Ended
	December 30, 2023	December 31, 2022
Total number of shares repurchased	—	27
Total amount paid for shares repurchased	$—	$419

Note 13—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of awards such as non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. The vesting of the Company’s outstanding and unvested Stock Options, RSUs, and PSUs is contingent upon each holder’s continued service through the date of each applicable vesting event. As of December 30, 2023, we had approximately 6.4 million shares of common stock available for future grants under the Plan.

As of December 30, 2023, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $24.6 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements. The following tables summarizes our Stock Option activity under the Plan during the three months ended December 30, 2023 (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	3,308	$18.10
Granted	—	—
Exercised	—	—
Forfeited/Expired	(230)	19.23
Balance, Ending	3,078	$18.02

Vested and exercisable as of December 30, 2023	2,352	$17.78

As of December 30, 2023
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	$3,115
Weighted average years that expense is expected to be recognized	0.9
Weighted average remaining contractual years outstanding	7.2

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan during the three months ended December 30, 2023 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	2,084	$11.92
Granted	1,638	5.43
Vested	(221)	8.49
Forfeited	(133)	15.22
Balance, Ending	3,368	$8.86

During the three months ended December 30, 2023, 0.4 million PSUs were granted subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during fiscal years 2024 and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $5.43. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

In December 2022, the Company granted 0.3 million PSUs subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during each of the fiscal years 2023, 2024, and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. As of December 30, 2023, the performance targets had not been met for the PSUs to vest, and no PSUs had vested as of such date.

As of December 30, 2023
Unamortized value of unvested RSUs/PSUs	$21,505
Weighted average period (years) expense is expected to be recognized	2.9

During the three months ended December 30, 2023 and December 31, 2022, equity-based compensation expense was $2.7 million and $3.0 million, respectively. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 14—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended
	December 30, 2023	December 31, 2022
Numerator:
Net loss	$(39,553)	$(30,259)
Denominator:
Weighted average shares outstanding - basic	184,383	183,513
Effect of dilutive securities:
Stock Options	—	—
RSUs	—	—
Weighted average shares outstanding - diluted	184,383	183,513

Basic earnings per share	$(0.21)	$(0.16)
Diluted earnings per share	$(0.21)	$(0.16)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended
	December 30, 2023	December 31, 2022
Stock Options	3,182	3,699
RSUs	1,703	1,969
Total	4,885	5,668

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and in our other filings with the SEC.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended December 30, 2023 and December 31, 2022 refer to the 13 weeks ended December 30, 2023 and December 31, 2022, respectively.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of over 1,000 branded locations and a robust digital platform. We have a market-leading share of approximately 15% of residential aftermarket product spend as of 2022, our physical network is larger than the sum of our 20 largest competitors’ physical networks and our digital sales are estimated to be greater than five times as large as that of our largest digital competitor. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

We operate primarily in the pool and spa aftermarket industry, which is one of the most fundamentally attractive consumer categories given its scale, predictability, and growth outlook. More than 80% of our assortment is comprised of non-discretionary products essential to the care of residential and commercial pools and spas. Our assortment includes chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products. We also offer important essential services, such as equipment installation and repair for residential consumers and professional pool operators. Consumers receive the benefit of extended vendor warranties on purchased products from our locations and on installations or repairs from our certified in-field technicians. We offer complimentary, commercial-grade in-store water testing and analysis via our proprietary AccuBlue® system, which increases consumer engagement, conversion, basket size, and loyalty, resulting in higher lifetime value. Our water treatment expertise is powered by data and intelligence accumulated from the millions of water tests we have performed over the years, positioning us as the most trusted water treatment service provider in the industry. Due to the non-discretionary nature of our products and services, our business has historically delivered strong growth and profitability in challenging market environments, including through the Great Recession and the COVID-19 pandemic.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under United States generally accepted accounting principles (“GAAP”) are sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”), and operating income (loss). The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net income (loss), and Adjusted earnings per share.

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

As of December 30, 2023, we operated over 1,000 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

Gross Profit and Gross Margin

Gross profit is equal to our sales less our cost of merchandise and services sold. Cost of merchandise and services sold reflects the direct cost of purchased merchandise, costs to package certain chemical products, including direct materials and labor, costs to provide services, including labor and materials, as well as distribution and occupancy costs. The direct cost of purchased merchandise includes vendor rebates. We recognize vendor rebates based on historical data. Distribution costs include warehousing and transportation expenses, including costs associated with third-party fulfillment centers used to ship merchandise to our e-commerce consumers. Occupancy costs include the rent, common area maintenance, real estate taxes, and depreciation and amortization costs of all retail locations. These costs are significant and are expected to continue to increase proportionate to our growth.

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

Selling, General and Administrative Expenses

Our SG&A includes selling and operating expenses across our retail locations and digital platform, and our corporate-level general and administrative expenses. Selling and operating expenses at retail locations include payroll, bonus and benefit costs for personnel, supplies, and credit and debit card processing costs. Corporate expenses include payroll, bonus, and benefit costs for our corporate and field support functions, equity-based compensation, marketing and advertising, insurance, utilities, occupancy costs related to our corporate office facilities, professional services, and depreciation and amortization for all assets, except those related to our retail locations and distribution operations, which are included in cost of merchandise and services sold. Selling and operating expenses generally vary proportionately with sales and the change in the number of locations. In contrast, general and administrative expenses are generally not directly proportional to sales and the change in the number of locations and may increase over time to support our growth and public company obligations. The components of our SG&A may not be comparable to the components of similar measures of other companies.

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

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation, rising interest rates, general economic slowdown, and potential failures among financial institutions. The direct and indirect impact COVID-19 has had on our financial and operating performance since 2020 has made period-to-period analysis and accurate forecasting difficult. Due to the non-discretionary nature of our products and services, our business delivered strong growth and profitability throughout the pandemic, in spite of restrictions on the operation of our locations and distribution facilities. Significant disruption to our supply chain for products we sell, as a result of COVID-19, geopolitical conflict or otherwise, can also have a material impact on our sales and earnings and cause unpredictable changes in results. In addition, we believe adverse macroeconomic trends and uncertainties also increase consumers’ sensitivity to price and result in cost-conscious behavior, which can result in corresponding declines in sales and/or gross profit.

An additional uncertainty that can impact our results of operations is consumer purchasing patterns. Due to the highly unstable supply of granular chlorine compounds over the last three years, we believe some customers stockpiled chemicals, resulting in unexpected changes in demand. As a result of such behavior, our revenue may be higher than normal during the periods of stockpiling and may be lower than normal during the periods after stockpiling has occurred.

Results of Operations

We derived our condensed consolidated statements of operations for the three months ended December 30, 2023 and December 31, 2022 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Three Months Ended
Statements of Operations Data:	December 30, 2023	December 31, 2022
Sales	$173,960	$195,104
Cost of merchandise and services sold	123,552	129,808
Gross profit	50,408	65,296
Selling, general and administrative expenses	86,878	92,281
Operating loss	(36,470)	(26,985)
Other expense:
Interest expense	17,071	13,360
Total other expense	17,071	13,360
Loss before taxes	(53,541)	(40,345)
Income tax benefit	(13,988)	(10,086)
Net loss	$(39,553)	$(30,259)
Earnings per share
Basic	$(0.21)	$(0.16)
Diluted	$(0.21)	$(0.16)
Weighted average shares outstanding
Basic	184,383	183,513
Diluted	184,383	183,513

Percentage of Sales(1)	(%)	(%)
Sales	100.0	100.0
Cost of merchandise and services sold	71.0	66.5
Gross margin	29.0	33.5
Selling, general and administrative expenses	49.9	47.3
Operating loss	(21.0)	(13.8)
Other expense:
Interest expense	9.8	6.8
Total other expense	9.8	6.8
Loss before taxes	(30.8)	(20.7)
Income tax benefit	(8.0)	(5.2)
Net loss	(22.7)	(15.5)
Other Financial and Operations Data:
Number of new and acquired locations, net	(1)	2
Number of locations open at end of period	1,007	992
Comparable sales growth(2)	(11.7)%	4.0%
Adjusted EBITDA(3)	$(24,420)	$(11,915)
Adjusted EBITDA as a percentage of sales(3)	(14.0)%	(6.1)%
Adjusted net loss(3)	$(36,763)	$(25,333)
Adjusted diluted earnings per share	$(0.20)	$(0.14)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to Adjusted net loss for the three months ended December 30, 2023 and December 31, 2022, respectively (in thousands).

	Three Months Ended
	December 30, 2023	December 31, 2022
Net loss	$(39,553)	$(30,259)
Interest expense	17,071	13,360
Income tax benefit	(13,988)	(10,086)
Depreciation and amortization expense(1)	8,330	8,503
Equity-based compensation expense(2)	2,728	3,044
Strategic project costs(3)	123	720
Executive transition costs and other(4)	869	2,803
Adjusted EBITDA	$(24,420)	$(11,915)

	Three Months Ended
	December 30, 2023	December 31, 2022
Net loss	$(39,553)	$(30,259)
Equity-based compensation expense(2)	2,728	3,044
Strategic project costs(3)	123	720
Executive transition costs and other(4)	869	2,803
Tax effects of these adjustments(5)	(930)	(1,641)
Adjusted net loss	$(36,763)	$(25,333)

(1)
Includes depreciation related to our distribution centers and locations, which is reported in cost of merchandise and services sold in our condensed consolidated statements of operations.
(2)
Represents charges related to equity-based compensation and the Company’s related payroll tax expense, which are reported in SG&A in our condensed consolidated statements of operations.
(3)
Represents non-recurring costs, such as third-party consulting costs, which are not part of our ongoing operations and are incurred to execute differentiated, strategic projects, and are reported in SG&A in our condensed consolidated statements of operations.
(4)
Includes certain senior executive transition costs and severance associated with completed corporate restructuring activities across the organization, losses (gains) on asset dispositions, merger and acquisition costs, and other non-recurring, non-cash, or discrete items as determined by management. Amounts are reported in SG&A in our condensed consolidated statements of operations.
(5)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax benefit in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales decreased to $174.0 million for the three months ended December 30, 2023, from $195.1 million in the prior year period, a decrease of $21.1 million, or 10.8%. Comparable sales decreased $22.6 million, or 11.7%, compared to the prior year period. Non-comparable sales including acquisitions and new stores contributed $2.6 million in the period.

Gross Profit and Gross Margin

Gross profit decreased to $50.4 million for the three months ended December 30, 2023 from $65.3 million in the prior year period, a decrease of $14.9 million, or 22.8%. Gross margin decreased to 29.0% compared to 33.5% in the prior year period, which represents a decrease of 450 basis points. The changes in gross margin were primarily driven by the timing of rebate recognition resulting in a decrease of 235 basis points, expensing of previously capitalized distribution expenses resulting in a decrease of 105 basis points, deleverage on distribution and occupancy costs due to lower comparable sales resulting in a decrease of 220 basis points, partially offset by favorability in inventory adjustments resulting in an increase of 110 basis points.

Selling, General and Administrative Expenses

SG&A decreased to $86.9 million during the three months ended December 30, 2023 from $92.3 million in the prior year period, an decrease of $5.4 million, or 5.9%. This decrease in SG&A was primarily related to a decrease in merchant fees associated with corresponding lower sales, lower headcount and executive transition costs, and lower merger and acquisition costs.

Interest Expense

Interest expense increased to $17.1 million for the three months ended December 30, 2023 from $13.4 million in the prior year period, an increase of $3.7 million. This increase was due to higher interest rates on our Term Loan and Revolving Credit Facility.

Income Taxes

Income tax benefit increased to $14.0 million for the three months ended December 30, 2023 compared to $10.1 million in the prior year period, an increase of $3.9 million. This increase was primarily attributable to a higher pretax loss.

The effective income tax rate was a benefit of 26.1% and 25.0% for the three months ended December 30, 2023 and December 31, 2022, respectively, and included net income tax expenses attributable to equity-based compensation awards in each period.

Net Loss and Earnings per Share

Net loss increased to $(39.6) million for the three months ended December 30, 2023 compared to $(30.3) million in the prior year period, an increase of $9.3 million. Diluted earnings per share was $(0.21) for the three months ended December 30, 2023 compared to $(0.16) in the prior year period.

Adjusted net loss increased to $(36.8) million for the three months ended December 30, 2023 compared to $(25.3) million in the prior year period, an increase of $11.5 million. Adjusted diluted earnings per share was $(0.20) for the three months ended December 30, 2023 compared to $(0.14) in the prior year period.

Adjusted EBITDA

Adjusted EBITDA decreased to $(24.4) million for the three months ended December 30, 2023 compared to $(11.9) million in the prior year period, a decrease of $12.5 million. These decreases were primarily due to decreases in gross profit.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $8.4 million and $55.4 million as of December 30, 2023 and September 30, 2023, respectively. As of December 30, 2023, we had $38.0 million outstanding on our Revolving Credit Facility. We had no amounts outstanding on our Revolving Credit Facility as of September 30, 2023.

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

As of December 30, 2023, outstanding standby letters of credit totaled $10.6 million and, after considering borrowing base restrictions, we had $201.4 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of December 30, 2023, there have been no events of default under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Three Months Ended
	December 30, 2023	December 31, 2022
Net cash used in operating activities	$(71,874)	$(184,409)
Net cash used in investing activities	(10,699)	(13,749)
Net cash provided by financing activities	35,547	88,556
Net decrease in cash and cash equivalents	$(47,026)	$(109,602)

Cash Used in Operating Activities

Net cash used in operating activities was $71.9 million compared to $184.4 million in the prior year period, a decrease of $112.5 million. The decrease was primarily driven by changes in working capital related to reductions in product inventories.

Cash Used in Investing Activities

Net cash used in investing activities decreased to $10.7 million for the three months ended December 30, 2023 compared to $13.7 million in the prior year period, a decrease of $3.0 million. This decrease was primarily driven by lower investments for business acquisitions, partially offset by increased investments in property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended December 30, 2023 was $35.5 million compared to $88.6 million in the prior year period, a decrease of $53.1 million. This decrease was primarily driven by lower borrowings on our Revolving Credit Facility during the period.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. As of December 30, 2023, approximately $147.7 million remained available for future purchases under our share repurchase program (see Note 12—Share Repurchase Program to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three months ended December 30, 2023 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments, which are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We base these estimates on historical results and various other assumptions we believe to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

There have been no material changes to our critical accounting estimates during the three months ended December 30, 2023 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Impact of Inflation and Deflation

There have been no material changes in our exposure to inflation or deflation from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2023. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that the design and operation of our disclosure controls and procedures were ineffective as the material weaknesses in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 was not yet remediated as of December 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Remediation

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we are in the process of implementing a plan to address the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that the remediation of these material weaknesses will be completed during fiscal year 2024. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to other litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of December 30, 2023, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Except as set forth in Note 10 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023.

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

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

None.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended December 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1*	2024 Form of Performance Unit Award Agreement pursuant to 2020 Omnibus Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LESLIE’S, INC.

Date: February 1, 2024	By:	/s/ Scott Bowman
Scott Bowman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)