Form 10-Q
period 2024-03-30
Leslie's, Inc.
filed 2024-05-09
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

As of May 3, 2024, the Registrant had 184,742,767, shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	March 30, 2024	September 30, 2023	April 1, 2023
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,436	$55,420	$8,701
Accounts and other receivables, net	32,693	29,396	37,988
Inventories	379,090	311,837	492,328
Prepaid expenses and other current assets	33,413	23,633	52,701
Total current assets	453,632	420,286	591,718
Property and equipment, net	89,820	90,285	80,612
Operating lease right-of-use assets	260,221	251,460	231,428
Goodwill and other intangibles, net	216,973	218,855	216,594
Deferred tax assets	34,297	7,598	—
Other assets	40,305	45,951	42,878
Total assets	$1,095,248	$1,034,435	$1,163,230
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$112,441	$58,556	$139,804
Accrued expenses and other current liabilities	79,989	90,598	82,900
Operating lease liabilities	61,571	62,794	61,587
Income taxes payable	—	5,782	—
Current portion of long-term debt	8,100	8,100	8,100
Total current liabilities	262,101	225,830	292,391
Deferred tax liabilities	—	—	676
Operating lease liabilities, noncurrent	193,818	193,222	173,531
Revolving Credit Facility	97,000	—	172,000
Long-term debt, net	770,157	773,276	776,542
Other long-term liabilities	3,144	3,469	3,055
Total liabilities	1,326,220	1,195,797	1,418,195
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 184,742,767, 184,333,670, and 183,843,169 issued and outstanding as of March 30, 2024, September 30, 2023, and April 1, 2023, respectively.	185	184	184
Additional paid in capital	103,775	99,280	94,705
Retained deficit	(334,932)	(260,826)	(349,854)
Total stockholders’ deficit	(230,972)	(161,362)	(254,965)
Total liabilities and stockholders’ deficit	$1,095,248	$1,034,435	$1,163,230

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Sales	$188,664	$212,844	$362,624	$407,948
Cost of merchandise and services sold	134,336	141,674	257,888	271,482
Gross profit	54,328	71,170	104,736	136,466
Selling, general and administrative expenses	84,856	96,357	171,734	188,638
Operating loss	(30,528)	(25,187)	(66,998)	(52,172)
Other expense:
Interest expense	18,153	17,247	35,224	30,607
Total other expense	18,153	17,247	35,224	30,607
Loss before taxes	(48,681)	(42,434)	(102,222)	(82,779)
Income tax benefit	(14,128)	(10,907)	(28,116)	(20,993)
Net loss	$(34,553)	$(31,527)	$(74,106)	$(61,786)
Earnings per share:
Basic	$(0.19)	$(0.17)	$(0.40)	$(0.34)
Diluted	$(0.19)	$(0.17)	$(0.40)	$(0.34)
Weighted average shares outstanding:
Basic	184,625	183,729	184,504	183,621
Diluted	184,625	183,729	184,504	183,621

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, December 31, 2022	183,564	$184	$92,508	$(318,327)	$(225,635)
Issuance of common stock under the Plan	367	—	—	—	—
Equity-based compensation	—	—	3,517	—	3,517
Restricted stock units surrendered in lieu of withholding taxes	(88)	—	(1,320)	—	(1,320)
Net loss	—	—	—	(31,527)	(31,527)
Balance, April 1, 2023	183,843	$184	$94,705	$(349,854)	$(254,965)

Balance, December 30, 2023	184,513	$184	$101,547	$(300,379)	$(198,648)
Issuance of common stock under the Plan	320	1	—	—	1
Equity-based compensation	—	—	2,688	—	2,688
Restricted stock units surrendered in lieu of withholding taxes	(90)	—	(460)	—	(460)
Net loss	—	—	—	(34,553)	(34,553)
Balance, March 30, 2024	184,743	$185	$103,775	$(334,932)	$(230,972)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, October 1, 2022	183,481	$183	$89,934	$(288,068)	$(197,951)
Issuance of common stock under the Plan	477	1	—	—	1
Equity-based compensation	—	—	6,510	—	6,510
Restricted stock units surrendered in lieu of withholding taxes	(115)	—	(1,739)	—	(1,739)
Net loss	—	—	—	(61,786)	(61,786)
Balance, April 1, 2023	183,843	$184	$94,705	$(349,854)	$(254,965)

Balance, September 30, 2023	184,334	$184	$99,280	$(260,826)	$(161,362)
Issuance of common stock under the Plan	541	1	—	—	1
Equity-based compensation	—	—	5,383	—	5,383
Restricted stock units surrendered in lieu of withholding taxes	(132)	—	(888)	—	(888)
Net loss	—	—	—	(74,106)	(74,106)
Balance, March 30, 2024	184,743	$185	$103,775	$(334,932)	$(230,972)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	March 30, 2024	April 1, 2023
Operating Activities
Net loss	$(74,106)	$(61,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,173	17,425
Equity-based compensation	5,383	6,510
Amortization of deferred financing costs and debt discounts	1,116	1,006
Provision for doubtful accounts	318	123
Deferred income taxes	(26,699)	1,944
Loss on asset dispositions	88	118
Changes in operating assets and liabilities:
Accounts and other receivables	(3,615)	7,919
Inventories	(67,253)	(127,365)
Prepaid expenses and other current assets	(9,780)	(30,897)
Other assets	5,461	(6,734)
Accounts payable	53,885	(16,652)
Accrued expenses and other current liabilities	(9,649)	(25,049)
Income taxes payable	(5,782)	(12,511)
Operating lease assets and liabilities, net	(622)	(41)
Net cash used in operating activities	(115,082)	(245,990)
Investing Activities
Purchases of property and equipment	(24,008)	(14,828)
Business acquisitions, net of cash acquired	—	(9,939)
Proceeds from asset dispositions	44	1,176
Net cash used in investing activities	(23,964)	(23,591)
Financing Activities
Borrowings on Revolving Credit Facility	130,500	193,000
Payments on Revolving Credit Facility	(33,500)	(21,000)
Repayment of long-term debt	(4,050)	(4,050)
Payment of deferred financing costs	—	(222)
Payments of employee tax withholdings related to restricted stock vesting	(888)	(1,739)
Net cash provided by financing activities	92,062	165,989
Net decrease in cash and cash equivalents	(46,984)	(103,592)
Cash and cash equivalents, beginning of period	55,420	112,293
Cash and cash equivalents, end of period	$8,436	$8,701
Supplemental Information:
Cash paid for interest	$33,517	$28,339
Cash paid for income taxes, net of refunds received	6,046	11,932

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended March 30, 2024 and April 1, 2023 refer to the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. References to the six months ended March 30, 2024 and April 1, 2023 refer to the 26 weeks ended March 30, 2024 and April 1, 2023, respectively.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which require an entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”) and the significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. This update is effective for annual periods beginning after December 15, 2023 and interim disclosures beginning after December 15, 2024, though early adoption is permitted. This update is effective retrospectively upon adoption to all periods presented in the financial statements. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

Note 3 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	March 30, 2024	September 30, 2023	April 1, 2023
Balance at beginning of the period	$180,698	$173,513	$173,513
Acquisitions, net of measurement period adjustments	—	7,185	2,831
Balance at the end of the period	$180,698	$180,698	$176,344

Other Intangible Assets

Other intangible assets consisted of the following as of March 30, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.4	$22,100	$(4,350)	$17,750
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	4.9	2,260	(1,265)	995
Consumer relationships	7.0	15,400	(7,332)	8,068
Other intangibles	4.6	4,000	(3,888)	112
Total		$53,110	$(16,835)	$36,275

Other intangible assets consisted of the following as of September 30, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.8	$26,740	$(7,958)	$18,782
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.4	8,683	(7,585)	1,098
Consumer relationships	7.4	24,100	(15,317)	8,783
Other intangibles	5.1	6,620	(6,476)	144
Total		$75,493	$(37,336)	$38,157

Other intangible assets consisted of the following as of April 1, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	10.3	$26,740	$(6,915)	$19,825
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.9	8,683	(7,482)	1,201
Consumer relationships	7.6	24,100	(14,419)	9,681
Other intangibles	5.6	6,620	(6,427)	193
Total		$75,493	$(35,243)	$40,250

Amortization expense was $0.9 million and $1.3 million for the three months ended March 30, 2024 and April 1, 2023, respectively. Amortization expense was $1.9 million and $2.2 million for the six months ended March 30, 2024 and April 1, 2023. No impairment of goodwill or other intangible assets was recorded during the three and six months ended March 30, 2024 and April 1, 2023, respectively.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of March 30, 2024 (in thousands):

Amount
Remainder of fiscal 2024	$1,846
2025	3,632
2026	3,385
2027	3,262
2028	3,154
Thereafter	11,646
Total	$26,925

Note 4—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	March 30, 2024	September 30, 2023	April 1, 2023
Vendor and other rebates receivable	$14,597	$6,818	$18,114
Customer receivables	15,120	18,334	16,560
Other receivables	4,668	5,900	4,805
Allowance for doubtful accounts	(1,692)	(1,656)	(1,491)
Total	$32,693	$29,396	$37,988

Note 5—Inventories

Inventories consisted of the following (in thousands):

	March 30, 2024	September 30, 2023	April 1, 2023
Raw materials	$4,693	$3,076	$7,184
Finished goods	374,397	308,761	485,144
Total	$379,090	$311,837	$492,328

Note 6—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 30, 2024	September 30, 2023	April 1, 2023
Prepaid insurance	$5,777	$1,236	$6,125
Prepaid occupancy costs	2,167	1,967	1,937
Prepaid sales tax	3,396	4,060	3,027
Prepaid maintenance	5,329	4,426	2,589
Prepaid other	2,024	1,813	1,405
Income taxes receivable	1,682	—	22,362
Other current assets	13,038	10,131	15,256
Total	$33,413	$23,633	$52,701

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 30, 2024	September 30, 2023	April 1, 2023
Accrued payroll and employee benefits	$15,587	$18,558	$18,439
Customer deposits	6,370	7,356	8,766
Interest	1,179	581	1,604
Inventory related accruals	8,498	13,843	15,444
Loyalty and deferred revenue	7,577	6,785	6,379
Sales tax	6,532	9,146	7,534
Self-insurance reserves	11,477	9,138	9,662
Other accrued liabilities	22,769	25,191	15,072
Total	$79,989	$90,598	$82,900

As of March 30, 2024, September 30, 2023, and April 1, 2023, capital expenditures included in other accrued liabilities were $0.6 million, $1.5 million, and $1.2 million, respectively.

Note 8—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		March 30, 2024	September 30, 2023	April 1, 2023
Term Loan	8.19%	(2)	$785,700	$789,750	$793,800
Revolving Credit Facility	6.70%	(3)	97,000	—	172,000
Total long-term debt			882,700	789,750	965,800
Less: current portion of long-term debt			(8,100)	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			(97,000)	—	(172,000)
Less: unamortized discount			(2,068)	(2,316)	(2,562)
Less: deferred financing charges			(5,375)	(6,058)	(6,596)
Total long-term debt, net			$770,157	$773,276	$776,542

(1)
Effective interest rates as of March 30, 2024.
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

On April 3, 2024, we entered into Amendment No. 7 to our Revolving Credit Facility (the “2024 Amendment”). The 2024 Amendment (i) extended the maturity date to April 3, 2029 and (ii) revised the applicable margin on Term SOFR and base rate loans. The other material terms of the Revolving Credit Facility prior to the 2024 Amendment remained substantially unchanged.

As of March 30, 2024, we had $97.0 million outstanding on our Revolving Credit Facility. No amounts were outstanding on the Revolving Credit Facility as of September 30, 2023. The amount available under our Revolving Credit Facility was reduced by $10.7 million and $11.4 million of existing standby letters of credit as of March 30, 2024 and September 30, 2023, respectively.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of March 30, 2024, September 30, 2023, and April 1, 2023.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 30, 2024 (in thousands):

Amount
Remainder of fiscal 2024	$4,050
2025	10,125
2026	8,100
2027	8,100
2028	755,325
Thereafter	97,000
Total	$882,700

Note 9—Income Taxes

Our effective income tax rate was 27.5% for the six months ended March 30, 2024, compared to 25.4% for the six months ended April 1, 2023. The difference between the statutory rate and our effective rate for the six months ended March 30, 2024 and April 1, 2023 was primarily attributable to state taxes. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

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

On March 13, 2024 and March 14, 2024, derivative actions were separately filed in the U.S. District Court for the District of Arizona and Delaware by John Clemens and Sally Flynn, on behalf of the Company, against our officers and directors. Both complaints include substantially the same allegations as those in the securities class action, and allege that the defendant directors and officers harmed the Company by either making false or misleading statements, or allowing false or misleading statements to be made. The complaints seek the award of damages, costs and attorneys’ fees, and other declaratory relief. The parties in the Delaware derivative action filed a joint stipulation to stay the action pending resolution of the securities class action. Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect on our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of March 30, 2024, September 30, 2023, and April 1, 2023.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of March 30, 2024, September 30, 2023, and April 1, 2023. We had standby letters of credit outstanding in the amount of $10.7 million as of March 30, 2024 for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

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

As of March 30, 2024, approximately $147.7 million remained available for future purchases under our share repurchase program.

The following table presents information about our repurchases of common stock under our share repurchase program (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Total number of shares repurchased	—	—	—	27
Total amount paid for shares repurchased	$—	$—	$—	$419

Note 13—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan was most recently amended and restated in March 2024. The Plan provides for the grant of awards such as non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. The vesting of the Company’s outstanding and unvested Stock Options, RSUs, and PSUs is contingent upon each holder’s continued service through the date of each applicable vesting event. On March 15, 2024 the Company’s shareholders approved an amendment to the Plan increasing the shares of common stock available for future grants by 7.2 million shares. As of March 30, 2024, we had approximately 13.9 million shares of common stock available for future grants under the Plan.

As of March 30, 2024, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $21.5 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements. The following tables summarizes our Stock Option activity under the Plan during the six months ended March 30, 2024 (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning as of October 1, 2023	3,308	$18.10
Granted	—	—
Exercised	—	—
Forfeited/Expired	(475)	18.46
Balance, Ending as of March 30, 2024	2,833	$18.04

Vested and exercisable as of March 30, 2024	2,289	$17.85

As of March 30, 2024
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	$1,786
Weighted average years that expense is expected to be recognized	0.7
Weighted average remaining contractual years outstanding	6.9

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan during the six months ended March 30, 2024 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning as of October 1, 2023	2,084	$11.92
Granted	1,758	5.53
Vested	(540)	7.01
Forfeited	(317)	11.93
Balance, Ending March 30, 2024	2,985	$9.04

During the six months ended March 30, 2024, 0.4 million PSUs were granted subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during fiscal years 2024 and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $5.43. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

In December 2022, the Company granted 0.3 million PSUs subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during each of the fiscal years 2023, 2024, and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. As of March 30, 2024, the performance targets had not been met for the PSUs to vest, and no PSUs had vested as of such date.

As of March 30, 2024
Unamortized value of unvested RSUs/PSUs	$19,704
Weighted average period (years) expense is expected to be recognized	2.7

During the three months ended March 30, 2024 and April 1, 2023, equity-based compensation expense was $2.7 million and $3.5 million, respectively. During the six months ended March 30, 2024 and April 1, 2023, equity-based compensation expense was $5.4 million and $6.5 million, respectively. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 14—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Numerator:
Net loss	$(34,553)	$(31,527)	$(74,106)	$(61,786)
Denominator:
Weighted average shares outstanding - basic	184,625	183,729	184,504	183,621
Effect of dilutive securities:
Stock Options	—	—	—	—
RSUs	—	—	—	—
Weighted average shares outstanding - diluted	184,625	183,729	184,504	183,621

Basic earnings per share	$(0.19)	$(0.17)	$(0.40)	$(0.34)
Diluted earnings per share	$(0.19)	$(0.17)	$(0.40)	$(0.34)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1. 2023	March 30, 2024	April 1, 2023
Stock Options	2,915	3,573	3,048	3,636
RSUs	1,512	1,761	1,620	1,865
Total	4,427	5,334	4,668	5,501

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

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended March 30, 2024 and April 1, 2023 refer to the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. References to the six months ended March 30, 2024 and April 1, 2023 refer to the 26 weeks ended March 30, 2024 and April 1, 2023, respectively.

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

As of March 30, 2024, we operated over 1,000 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation, rising interest rates, general economic slowdown, and potential failures among financial institutions. The direct and indirect impact COVID-19 has had on our financial and operating performance since 2020 has made period-to-period analysis and accurate forecasting difficult. Due to the non-discretionary nature of our products and services, our business delivered strong growth and profitability throughout the pandemic, in spite of restrictions on the operation of our locations and distribution facilities. Significant disruption to our supply chain for products we sell, as a result of COVID-19, geopolitical conflict or otherwise, can also have a material impact on our sales and earnings and cause unpredictable changes in results. In addition, we believe adverse macroeconomic trends and uncertainties also increase consumers’ sensitivity to price and result in cost-conscious behavior inclusive of high ticket items, which can result in corresponding declines in sales and/or gross profit.

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

Results of Operations

We derived our condensed consolidated statements of operations for the three and six months ended March 30, 2024 and April 1, 2023 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
Statements of Operations Data:	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Sales	$188,664	$212,844	$362,624	$407,948
Cost of merchandise and services sold	134,336	141,674	257,888	271,482
Gross profit	54,328	71,170	104,736	136,466
Selling, general and administrative expenses	84,856	96,357	171,734	188,638
Operating loss	(30,528)	(25,187)	(66,998)	(52,172)
Other expense:
Interest expense	18,153	17,247	35,224	30,607
Total other expense	18,153	17,247	35,224	30,607
Loss before taxes	(48,681)	(42,434)	(102,222)	(82,779)
Income tax benefit	(14,128)	(10,907)	(28,116)	(20,993)
Net loss	$(34,553)	$(31,527)	$(74,106)	$(61,786)
Earnings per share
Basic	$(0.19)	$(0.17)	$(0.40)	$(0.34)
Diluted	$(0.19)	$(0.17)	$(0.40)	$(0.34)
Weighted average shares outstanding
Basic	184,625	183,729	184,504	183,621
Diluted	184,625	183,729	184,504	183,621

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	71.2	66.6	71.1	66.5
Gross margin	28.8	33.4	28.9	33.5
Selling, general and administrative expenses	45.0	45.3	47.4	46.2
Operating loss	(16.2)	(11.8)	(18.5)	(12.8)
Other expense:
Interest expense	9.6	8.1	9.7	7.5
Total other expense	9.6	8.1	9.7	7.5
Loss before taxes	(25.8)	(19.9)	(28.2)	(20.3)
Income tax benefit	(7.5)	(5.1)	(7.8)	(5.1)
Net loss	(18.3)	(14.8)	(20.4)	(15.1)
Other Financial and Operations Data:
Number of new and acquired locations, net	3	5	2	7
Number of locations open at end of period	1,010	997	1,010	997
Comparable sales growth(2)	(11.7)%	(13.5)%	(11.7)%	(9.4)%
Adjusted EBITDA(3)	$(19,278)	$(8,440)	$(43,698)	$(20,355)
Adjusted EBITDA as a percentage of sales(3)	(10.2)%	(4.0)%	(12.1)%	(5.0)%
Adjusted net loss(3)	$(31,998)	$(25,659)	$(68,761)	$(50,992)
Adjusted diluted earnings per share	$(0.17)	$(0.14)	$(0.37)	$(0.28)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to Adjusted net loss for the three and six months ended March 30, 2024 and April 1, 2023 (in thousands).

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net loss	$(34,553)	$(31,527)	$(74,106)	$(61,786)
Interest expense	18,153	17,247	35,224	30,607
Income tax benefit	(14,128)	(10,907)	(28,116)	(20,993)
Depreciation and amortization expense(1)	7,843	8,922	16,173	17,425
Equity-based compensation expense(2)	2,710	3,662	5,438	6,706
Strategic project costs(3)	540	1,294	663	2,014
Executive transition costs and other(4)	157	2,869	1,026	5,672
Adjusted EBITDA	$(19,278)	$(8,440)	$(43,698)	$(20,355)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net loss	$(34,553)	$(31,527)	$(74,106)	$(61,786)
Equity-based compensation expense(2)	2,710	3,662	5,438	6,706
Strategic project costs(3)	540	1,294	663	2,014
Executive transition costs and other(4)	157	2,869	1,026	5,672
Tax effects of these adjustments(5)	(852)	(1,957)	(1,782)	(3,598)
Adjusted net loss	$(31,998)	$(25,659)	$(68,761)	$(50,992)

(1)
Includes depreciation related to our distribution centers and locations, which is reported in cost of merchandise and services sold in our condensed consolidated statements of operations.
(2)
Represents charges related to equity-based compensation and our related payroll tax expense, which are reported in SG&A in our condensed consolidated statements of operations.
(3)
Represents non-recurring costs, such as third-party consulting costs related to first-generation technology initiatives, replacements of systems that have been no longer supported by our vendors, investment in and development of new products outside of the course of continuing operations, or other discrete strategic projects that are infrequent or unusual in nature and potentially distortive to continuing operations. These items are reported in SG&A in our condensed consolidated statements of operations.
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

Selected Financial Information

Sales

Sales decreased to $188.7 million for the three months ended March 30, 2024, from $212.8 million in the prior year period, a decrease of $24.1 million, or 11.4%. The decrease was primarily driven by a reduction in average order volume of approximately 5% primarily due to chemical pricing actions and a decrease in transaction volume of 6%. Comparable sales decreased $25.6 million, or 12.1%, compared to the prior year period. Non-comparable sales including acquisitions and new stores contributed $1.5 million in the period.

Sales decreased to $362.6 million for the six months ended March 30, 2024, from $407.9 million in the prior year period, a decrease of $45.3 million, or 11.1%. The decrease was primarily driven by a reduction in average order volume of approximately 7% primarily due to chemical pricing actions and a decrease in transaction volume of 4%. Comparable sales decreased $48.5 million, or 11.9%, compared to the prior year period. Non-comparable sales including acquisitions and new stores contributed $3.2 million in the period.

Gross Profit and Gross Margin

Gross profit decreased to $54.3 million for the three months ended March 30, 2024 from $71.2 million in the prior year period, a decrease of $16.9 million, or 23.7%. Gross margin decreased to 28.8% compared to 33.4% in the prior year period, which represents a decrease of 460 basis points. The decrease in gross margin was primarily driven by deleverage of 229 basis points on occupancy costs due to lower comparable sales and a negative impact of 131 basis points related to chemical pricing actions. Gross profit decreased to $104.7 million for the six months ended March 30, 2024 from $136.5 million in the prior year period, a decrease of $31.8 million, or 23.3%. Gross margin decreased to 28.9% compared to 33.5% in the prior year period, which represents a decrease of approximately 460 basis points. The decrease in gross margin was primarily driven by deleverage of 214 basis points on occupancy costs due to lower comparable sales and a negative impact of 112 basis points due to the timing of rebate recognition.

Selling, General and Administrative Expenses

SG&A decreased to $84.9 million during the three months ended March 30, 2024 from $96.4 million in the prior year period, a decrease of $11.5 million, or 11.9%. The decrease in SG&A was primarily related to a decrease in merchant fees of $1.3 million associated with lower sales, lower payroll costs of $3.0 million, lower executive transition costs of $1.4 million, and lower store expenses of $1.2 million.

SG&A decreased to $171.7 million during the six months ended March 30, 2024 from $188.6 million in the prior year period, a decrease of $16.9 million, or 9.0%. The decrease in SG&A was primarily related to a decrease in merchant fees of $2.3 million associated with lower sales, lower payroll costs of $4.5 million, lower executive transition costs of $2.5 million, and lower store expenses of $1.5 million.

Interest Expense

Interest expense increased to $18.2 million for the three months ended March 30, 2024 from $17.2 million in the prior year period, an increase of $1.0 million. Interest expense increased to $35.2 million for the six months ended March 30, 2024 from $30.6 million in the prior year period, an increase of $4.6 million.

These increases for the three and six months ended was due to higher interest rates on our Term Loan and Revolving Credit Facility.

Income Taxes

Income tax benefit increased to $14.1 million for the three months ended March 30, 2024 compared to $10.9 million in the prior year period, an increase of $3.2 million. Income tax benefit increased to $28.1 million for the six months ended March 30, 2024 compared to $21.0 million in the prior year period, an increase of $7.1 million. These increases were primarily attributable to a higher pretax loss.

The effective income tax rate was a benefit of 29.0% and 27.5% for the three and six months ended March 30, 2024, respectively. The effective income tax rate was a benefit of 25.7% and 25.4% for the three and six months ended April 1, 2023, respectively.

Net Loss and Earnings per Share

Net loss increased to $(34.6) million for the three months ended March 30, 2024 compared to $(31.5) million in the prior year period, an increase of $3.1 million. Net loss increased to $(74.1) million for the six months ended March 30, 2024 compared to $(61.8) million in the prior year period, an increase of $12.3 million. These increases in net loss were primarily due to decreases in gross profit. Diluted earnings per share was $(0.19) for the three months ended March 30, 2024 compared to $(0.17) in the prior year period. Diluted earnings per share was $(0.40) for the six months ended March 30, 2024 compared to $(0.34) in the prior year period.

Adjusted net loss increased to $(32.0) million for the three months ended March 30, 2024 compared to $(25.7) million in the prior year period, an increase of $6.3 million. Adjusted net loss increased to $(68.8) million for the six months ended March 30, 2024 compared to $(51.0) million in the prior year period, an increase of $17.8 million. Adjusted diluted earnings per share was $(0.17) for the three months ended March 30, 2024 compared to $(0.14) in the prior year period. Adjusted diluted earnings per share was $(0.37) for the six months ended March 30, 2024 compared to $(0.28) in the prior year period.

Adjusted EBITDA

Adjusted EBITDA decreased to $(19.3) million for the three months ended March 30, 2024 compared to $(8.4) million in the prior year period, a decrease of $10.9 million. Adjusted EBITDA decreased to $(43.7) million for the six months ended March 30, 2024 compared to $(20.4) million in the prior year period, a decrease of $23.3 million. These decreases were primarily due to decreases in gross profit.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $8.4 million and $55.4 million as of March 30, 2024 and September 30, 2023, respectively. As of March 30, 2024, we had $97.0 million outstanding on our Revolving Credit Facility. We had no amounts outstanding on our Revolving Credit Facility as of September 30, 2023.

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

As of March 30, 2024, outstanding standby letters of credit totaled $10.7 million and, after considering borrowing base restrictions, we had $142.3 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of March 30, 2024, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Six Months Ended
	March 30, 2024	April 1, 2023
Net cash used in operating activities	$(115,082)	$(245,990)
Net cash used in investing activities	(23,964)	(23,591)
Net cash provided by financing activities	92,062	165,989
Net decrease in cash and cash equivalents	$(46,984)	$(103,592)

Cash Used in Operating Activities

Net cash used in operating activities was $115.1 million for the six months ended March 30, 2024 compared to $246.0 million in the prior year period, a decrease of $130.9 million. The decrease was primarily driven by changes in working capital related to reductions in product inventories.

Cash Used in Investing Activities

Net cash used in investing activities was $24.0 million for the six months ended March 30, 2024 compared to $23.6 million in the prior year period, an increase of $0.4 million. This increase was primarily driven by lower investments for business acquisitions of $9.9 million partially offset by higher purchases of property and equipment of $9.2 million.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended March 30, 2024 was $92.1 million compared to $166.0 million in the prior year period, a decrease of $73.9 million. This decrease was primarily driven by lower borrowings on our Revolving Credit Facility during the period.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. As of March 30, 2024, approximately $147.7 million remained available for future purchases under our share repurchase program (see Note 12—Share Repurchase Program to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three months and six ended March 30, 2024 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

There have been no material changes to our critical accounting estimates during the three and six months ended March 30, 2024 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2024. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that the design and operation of our disclosure controls and procedures were ineffective as the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 were not yet remediated as of March 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Ongoing Remediation Efforts

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we are in the process of implementing a plan to address the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We are enhancing the design and implementation of existing controls and creating new controls as needed with respect to inventory control as follows:

•
examination of our current controls and identifying the root cause(s) for the deficiencies;
•
examination and enhancement of the procedures regarding certain of our annual physical inventory counts, including the augmentation of employee training and validation of system generated reports utilized in performing certain annual physical counts and clarifying instructions as to the process for recording adjustments to inventory as a result of physical counts and validation of data used in inventory costing;
•
enhanced supervision of personnel during and subsequent to physical inventory counts to confirm compliance with established Company policies;
•
examination and enhancement of the procedures regarding the completeness and accuracy of data utilized in computing inventory reserves.

We are enhancing the design and implementation of existing controls and creating new controls as needed with respect to vendor rebates as follows:

•
implementing and executing enhanced controls to detect potential material misstatements in the data utilized to calculate vendor rebates earned and timing of vendor rebate income recognition, to aid in the detection of potential deviations that may be relied upon in our financial reporting processes.

The actions we are taking are subject to continued senior management review as well as Audit Committee oversight. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures as described above or as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to other litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of March 30, 2024, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Except as set forth in Note 10 - Commitments & Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

None.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended March 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1	Leslie’s Inc. Amended and Restated 2020 Omnibus Incentive Plan	8-K	10.1	03/19/2024
10.2*	Executive Severance Pay Plan, dated April 23, 2024, by and between Leslie’s Poolmart, Inc. and Benjamin Lindquist
10.3	Amendment No. 7, dated as of April 3, 2024, to the Credit Agreement among Leslie’s Poolmart, Inc., and the subsidiary borrowers named therein, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, Co-Collateral Agent	8-K	10.1	04/09/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LESLIE’S, INC.

Date: May 8, 2024	By:	/s/ Scott Bowman
Scott Bowman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)