Form 10-Q
period 2024-06-29
Leslie's, Inc.
filed 2024-08-08
CIK 1821806

9184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

As of August 2, 2024, the Registrant had 184,912,804, shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	June 29, 2024	September 30, 2023	July 1, 2023
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$74,438	$55,420	$19,430
Accounts and other receivables, net	45,817	29,396	49,263
Inventories	302,209	311,837	436,557
Prepaid expenses and other current assets	34,545	23,633	31,454
Total current assets	457,009	420,286	536,704
Property and equipment, net	94,135	90,285	85,396
Operating lease right-of-use assets	282,556	251,460	250,378
Goodwill and other intangibles, net	216,041	218,855	219,835
Deferred tax assets	15,409	7,598	194
Other assets	40,038	45,951	44,918
Total assets	$1,105,188	$1,034,435	$1,137,425
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$108,935	$58,556	$147,436
Accrued expenses and other current liabilities	107,208	90,598	95,074
Operating lease liabilities	61,638	62,794	61,342
Income taxes payable	—	5,782	3,345
Current portion of long-term debt	8,100	8,100	8,100
Total current liabilities	285,881	225,830	315,297
Operating lease liabilities, noncurrent	216,756	193,222	193,004
Revolving Credit Facility	—	—	31,000
Long-term debt, net	768,598	773,276	774,884
Other long-term liabilities	2,110	3,469	3,050
Total liabilities	1,273,345	1,195,797	1,317,235
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 184,912,804, 184,333,670, and 184,004,936 issued and outstanding as of June 29, 2024, September 30, 2023, and July 1, 2023, respectively.	185	184	184
Additional paid in capital	105,940	99,280	97,313
Retained deficit	(274,282)	(260,826)	(277,307)
Total stockholders’ deficit	(168,157)	(161,362)	(179,810)
Total liabilities and stockholders’ deficit	$1,105,188	$1,034,435	$1,137,425

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales	$569,638	$610,891	$932,262	$1,018,839
Cost of merchandise and services sold	340,798	359,295	598,686	630,777
Gross profit	228,840	251,596	333,576	388,062
Selling, general and administrative expenses	131,145	135,789	302,879	324,427
Operating income	97,695	115,807	30,697	63,635
Other expense:
Interest expense	18,156	17,675	53,380	48,282
Total other expense	18,156	17,675	53,380	48,282
Income (loss) before taxes	79,539	98,132	(22,683)	15,353
Income tax expense (benefit)	18,889	25,585	(9,227)	4,592
Net income (loss)	$60,650	$72,547	$(13,456)	$10,761
Earnings per share:
Basic	$0.33	$0.39	$(0.07)	$0.06
Diluted	$0.33	$0.39	$(0.07)	$0.06
Weighted average shares outstanding:
Basic	184,834	183,932	184,614	183,725
Diluted	184,861	184,760	184,614	184,752

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, April 1, 2023	183,843	$184	$94,705	$(349,854)	$(254,965)
Issuance of common stock under the Plan	166	—	—	—	—
Equity-based compensation	—	—	2,649	—	2,649
Restricted stock units surrendered in lieu of withholding taxes	(4)	—	(41)	—	(41)
Net income	—	—	—	72,547	72,547
Balance, July 1, 2023	184,005	$184	$97,313	$(277,307)	$(179,810)

Balance, March 31, 2024	184,743	$185	$103,775	$(334,932)	$(230,972)
Issuance of common stock under the Plan	186	—	—	—	—
Equity-based compensation	—	—	2,246	—	2,246
Restricted stock units surrendered in lieu of withholding taxes	(16)	—	(81)	—	(81)
Net income	—	—	—	60,650	60,650
Balance, June 29, 2024	184,913	$185	$105,940	$(274,282)	$(168,157)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, October 1, 2022	183,481	$183	$89,934	$(288,068)	$(197,951)
Issuance of common stock under the Plan	643	1	—	—	1
Equity-based compensation	—	—	9,159	—	9,159
Restricted stock units surrendered in lieu of withholding taxes	(119)	—	(1,780)	—	(1,780)
Net income	—	—	—	10,761	10,761
Balance, July 1, 2023	184,005	$184	$97,313	$(277,307)	$(179,810)

Balance, September 30, 2023	184,334	$184	$99,280	$(260,826)	$(161,362)
Issuance of common stock under the Plan	727	1	—	—	1
Equity-based compensation	—	—	7,629	—	7,629
Restricted stock units surrendered in lieu of withholding taxes	(148)	—	(969)	—	(969)
Net loss	—	—	—	(13,456)	(13,456)
Balance, June 29, 2024	184,913	$185	$105,940	$(274,282)	$(168,157)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	June 29, 2024	July 1, 2023
Operating Activities
Net income (loss)	$(13,456)	$10,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,420	25,569
Equity-based compensation	7,629	9,159
Amortization of deferred financing costs and debt discounts	1,647	1,541
Provision for doubtful accounts	1,007	25
Deferred income taxes	(7,811)	1,074
Loss on asset dispositions	52	103
Changes in operating assets and liabilities:
Accounts and other receivables	(17,428)	(3,399)
Inventories	9,628	(70,393)
Prepaid expenses and other current assets	(10,912)	(9,614)
Other assets	6,561	(8,864)
Accounts payable	50,379	(9,019)
Accrued expenses and other current liabilities	14,428	(12,827)
Income taxes payable	(5,782)	(9,166)
Operating lease assets and liabilities, net	48	237
Net cash provided by (used in) operating activities	60,410	(74,813)
Investing Activities
Purchases of property and equipment	(34,324)	(26,733)
Business acquisitions, net of cash acquired	—	(15,549)
Proceeds from asset dispositions	77	1,384
Net cash used in investing activities	(34,247)	(40,898)
Financing Activities
Borrowings on Revolving Credit Facility	140,500	264,000
Payments on Revolving Credit Facility	(140,500)	(233,000)
Repayment of long-term debt	(6,075)	(6,075)
Payment of deferred financing costs	(101)	(297)
Payments of employee tax withholdings related to restricted stock vesting	(969)	(1,780)
Net cash (used in) provided by financing activities	(7,145)	22,848
Net increase (decrease) in cash and cash equivalents	19,018	(92,863)
Cash and cash equivalents, beginning of period	55,420	112,293
Cash and cash equivalents, end of period	$74,438	$19,430
Supplemental Information:
Cash paid for interest	$51,762	$46,413
Cash paid for income taxes, net of refunds received	6,702	12,648

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended June 29, 2024 and July 1, 2023 refer to the 13 weeks ended June 29, 2024 and July 1, 2023, respectively. References to the nine months ended June 29, 2024 and July 1, 2023 refer to the 26 weeks ended June 29, 2024 and July 1, 2023, respectively.

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

Note 3 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	June 29, 2024	September 30, 2023	July 1, 2023
Balance at beginning of the period	$180,698	$173,513	$173,513
Acquisitions, net of measurement period adjustments	—	7,185	7,185
Balance at the end of the period	$180,698	$180,698	$180,698

Other Intangible Assets

Other intangible assets consisted of the following as of June 29, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.2	$22,100	$(4,861)	$17,239
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	4.6	2,260	(1,317)	943
Consumer relationships	6.8	15,400	(7,685)	7,715
Other intangibles	4.3	4,000	(3,904)	96
Total		$53,110	$(17,767)	$35,343

Other intangible assets consisted of the following as of September 30, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.8	$26,740	$(7,958)	$18,782
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.4	8,683	(7,585)	1,098
Consumer relationships	7.4	24,100	(15,317)	8,783
Other intangibles	5.1	6,620	(6,476)	144
Total		$75,493	$(37,336)	$38,157

Other intangible assets consisted of the following as of July 1, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	10.1	$26,740	$(7,436)	$19,304
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.6	8,683	(7,534)	1,149
Consumer relationships	7.6	24,100	(14,935)	9,165
Other intangibles	5.3	6,620	(6,451)	169
Total		$75,493	$(36,356)	$39,137

Amortization expense was $0.9 million and $1.1 million for the three months ended June 29, 2024 and July 1, 2023, respectively. Amortization expense was $2.8 million and $3.4 million for the nine months ended June 29, 2024 and July 1, 2023, respectively. No impairment of goodwill or other intangible assets was recorded during the three and nine months ended June 29, 2024 and July 1, 2023.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of June 29, 2024 (in thousands):

Amount
Remainder of fiscal 2024	$914
2025	3,632
2026	3,385
2027	3,262
2028	3,154
Thereafter	11,646
Total	$25,993

Note 4—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	June 29, 2024	September 30, 2023	July 1, 2023
Vendor and other rebates receivable	$20,393	$6,818	$23,298
Customer receivables	21,592	18,334	21,175
Other receivables	6,031	5,900	6,436
Allowance for doubtful accounts	(2,199)	(1,656)	(1,646)
Total	$45,817	$29,396	$49,263

Note 5—Inventories

Inventories consisted of the following (in thousands):

	June 29, 2024	September 30, 2023	July 1, 2023
Raw materials	$4,787	$3,076	$8,342
Finished goods	297,422	308,761	428,215
Total	$302,209	$311,837	$436,557

Note 6—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 29, 2024	September 30, 2023	July 1, 2023
Prepaid insurance	$3,449	$1,236	$3,629
Prepaid occupancy costs	2,173	1,967	1,955
Prepaid sales tax	6,788	4,060	7,679
Prepaid maintenance	5,038	4,426	2,492
Prepaid other	5,626	1,813	1,816
Income taxes receivable	2,337	—	—
Other current assets	9,134	10,131	13,883
Total	$34,545	$23,633	$31,454

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 29, 2024	September 30, 2023	July 1, 2023
Accrued payroll and employee benefits	12,484	18,558	14,437
Customer deposits	5,428	7,356	7,477
Interest	555	581	630
Inventory related accruals	14,323	13,843	23,635
Loyalty and deferred revenue	6,685	6,785	5,932
Sales tax	15,442	9,146	15,729
Self-insurance reserves	11,228	9,138	9,517
Other accrued liabilities	41,063	25,191	17,717
Total	$107,208	$90,598	$95,074

As of June 29, 2024, September 30, 2023, and July 1, 2023, capital expenditures included in other accrued liabilities were $2.0 million, $1.5 million, and $0.9 million, respectively.

Note 8—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		June 29, 2024	September 30, 2023	July 1, 2023
Term Loan	8.19%	(2)	$783,675	$789,750	$791,775
Revolving Credit Facility	6.72%	(3)	—	—	31,000
Total long-term debt			783,675	789,750	822,775
Less: current portion of long-term debt			(8,100)	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			—	—	(31,000)
Less: unamortized discount			(1,944)	(2,316)	(2,439)
Less: deferred financing charges			(5,033)	(6,058)	(6,352)
Total long-term debt, net			$768,598	$773,276	$774,884

(1)
Effective interest rates as of June 29, 2024.
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

As of June 29, 2024 and September 30, 2023, no amounts were outstanding on the Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $10.9 million and $11.4 million of existing standby letters of credit as of June 29, 2024 and September 30, 2023, respectively.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of June 29, 2024, September 30, 2023, and July 1, 2023.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 29, 2024 (in thousands):

Amount
Remainder of fiscal 2024	$2,025
2025	10,125
2026	8,100
2027	8,100
2028	755,325
Thereafter	—
Total	$783,675

Note 9—Income Taxes

Our effective income tax rate was a benefit of 40.7% for the nine months ended June 29, 2024, compared to 29.9% for the nine months ended July 1, 2023. The difference between the statutory rate and our effective rate for the nine months ended June 29, 2024 and July 1, 2023 was primarily attributable to state taxes and net income tax expenses due to equity-based compensation awards. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

Note 10—Commitments & Contingencies

Contingencies

On September 8, 2023, a class action complaint for violation of federal securities laws was filed by West Palm Beach Police Pension Fund in the U.S. District Court for the District of Arizona against us, our Chief Executive Officer and our former Chief Financial Officer. On December 1, the court appointed lead plaintiff, and on February 20, 2024, the lead plaintiff filed an amended and consolidated complaint. The amended and consolidated complaint alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts about our financial guidance, business operations and prospects, and seeks class certification, damages, interest, attorneys’ fees, and other relief. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

On March 13, 2024 and March 14, 2024, derivative actions were separately filed in the U.S. District Court for the District of Arizona and Delaware by John Clemens and Sally Flynn, on behalf of the Company, against our officers and directors. Both complaints include substantially the same allegations as those in the securities class action, and allege that the defendant directors and officers harmed the Company by either making false or misleading statements, or allowing false or misleading statements to be made. The complaints seek the award of damages, costs and attorneys’ fees, and other declaratory relief. The parties in both the Arizona and Delaware derivative actions have filed stipulations to stay the actions pending resolution of the securities class action. Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.

We are defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect on our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of June 29, 2024, September 30, 2023, and July 1, 2023.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of June 29, 2024, September 30, 2023, and July 1, 2023. We had standby letters of credit outstanding in the amount of $10.9 million as of June 29, 2024 for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

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

As of June 29, 2024, approximately $147.7 million remained available for future purchases under our share repurchase program.

The following table presents information about our repurchases of common stock under our share repurchase program (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total number of shares repurchased	—	—	—	27
Total amount paid for shares repurchased	$—	$—	$—	$419

Note 13—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The Plan was most recently amended and restated in March 2024. The Plan provides for the grant of awards such as non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. The vesting of the Company’s outstanding and unvested Stock Options, RSUs, and PSUs is contingent upon each holder’s continued service through the date of each applicable vesting event. On March 15, 2024 the Company’s shareholders approved an amendment to the Plan increasing the shares of common stock available for future grants by 7.2 million shares. As of June 29, 2024, we had approximately 14.4 million shares of common stock available for future grants under the Plan.

As of June 29, 2024, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $18.6 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements. The following tables summarizes our Stock Option activity under the Plan during the nine months ended June 29, 2024 (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning as of October 1, 2023	3,308	$18.10
Granted	—	—
Exercised	—	—
Forfeited/Expired	(1,165)	17.76
Balance, Ending as of June 29, 2024	2,143	$18.29

Vested and exercisable as of June 29, 2024	1,689	$18.31

As of June 29, 2024
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	$1,060
Weighted average years that expense is expected to be recognized	0.5
Weighted average remaining contractual years outstanding	6.8

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan during the nine months ended June 29, 2024 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning as of October 1, 2023	2,084	$11.92
Granted	2,086	5.45
Vested	(727)	9.23
Forfeited	(467)	10.90
Balance, Ending June 29, 2024	2,976	$8.20

During the nine months ended June 29, 2024, 0.4 million PSUs were granted subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during fiscal years 2024 and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $5.43. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

In December 2022, the Company granted 0.3 million PSUs subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during each of the fiscal years 2023, 2024, and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. As of June 29, 2024, the performance targets had not been met for the PSUs to vest, and no PSUs had vested as of such date.

As of June 29, 2024
Unamortized value of unvested RSUs/PSUs	$17,548
Weighted average period (years) expense is expected to be recognized	2.6

During the three months ended June 29, 2024 and July 1, 2023, equity-based compensation expense was $2.2 million and $2.6 million, respectively. During the nine months ended June 29, 2024 and July 1, 2023, equity-based compensation expense was $7.6 million and $9.2 million, respectively. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 14—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income (loss)	$60,650	$72,547	$(13,456)	$10,761
Denominator:
Weighted average shares outstanding - basic	184,834	183,932	184,614	183,725
Effect of dilutive securities:
Stock Options	—	—	—	—
RSUs	27	828	—	1,027
Weighted average shares outstanding - diluted	184,861	184,760	184,614	184,752

Basic earnings per share	$0.33	$0.39	$(0.07)	$0.06
Diluted earnings per share	$0.33	$0.39	$(0.07)	$0.06

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock Options	2,253	3,502	2,780	3,591
RSUs	2,351	1,587	1,459	778
Total	4,604	5,089	4,239	4,369

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

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended June 29, 2024 and July 1, 2023 refer to the 13 weeks ended June 29, 2024 and July 1, 2023, respectively. References to the nine months ended June 29, 2024 and July 1, 2023 refer to the 39 weeks ended June 29, 2024 and July 1, 2023, respectively.

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

We have a legacy of leadership and disruptive innovation. Since our founding in 1963, we have been the leading innovator in our category and have provided our consumers with the most advanced pool and spa care available. As we have scaled, we have leveraged our competitive advantages to strategically reinvest in our business and intellectual property to develop new value-added capabilities. We pioneered complimentary in-store water testing, offered complimentary in-store equipment repair services, introduced the industry’s first loyalty program, and developed an expansive platform of owned and exclusive brands. These differentiated capabilities allow us to meet the needs of any pool and spa owner, whether they care for their pool or spa themselves or rely on a professional, whenever, wherever, and however they choose to engage with us.

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under United States generally accepted accounting principles (“GAAP”) are sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”), and operating income (loss). The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net income (loss), and Adjusted diluted earnings per share.

Sales

We offer a broad range of products that consists of regularly purchased, non-discretionary pool and spa maintenance items such as chemicals, equipment, cleaning accessories and parts, as well as installation and repair services for pool and spa equipment. Our offering of proprietary, owned, and third-party brands across diverse product categories drives sales growth by attracting new consumers and encouraging repeat visits from our existing consumers. Revenue from merchandise sales at retail locations is recognized at the point of sale, revenue from services is recognized when the services are rendered, and revenue from e-commerce merchandise sales is generally recognized upon shipment of the merchandise. Revenue is recorded net of related discounts and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operator customers are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Sales are impacted by weather, seasonality, product mix and availability, promotional and competitive activities, the spending habits of our consumers, as well as inflation and interest rates. Growth of our sales is primarily driven by comparable sales growth and expansion of our locations in existing and new markets.

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

As of June 29, 2024, we operated over 1,000 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Adjusted Net Income (Loss) and Adjusted Diluted Earnings per Share

Adjusted net income (loss) and Adjusted diluted earnings per share are additional key measures used by management and our board of directors to assess our financial performance. Adjusted net income (loss) and Adjusted diluted earnings per share are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

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

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation, rising interest rates, general economic slowdown, and potential failures among financial institutions. The direct and indirect impact COVID-19 has had on our financial and operating performance since 2020 has made period-to-period analysis and accurate forecasting difficult. Due to the non-discretionary nature of our products and services, our business delivered strong growth and profitability throughout the pandemic, in spite of restrictions on the operation of our locations and distribution facilities. Significant disruption to our supply chain for products we sell, as a result of COVID-19, geopolitical conflict or otherwise, can also have a material impact on our sales and earnings and cause unpredictable changes in results. In addition, we believe adverse macroeconomic trends and uncertainties including persistent inflation and high interest rates also increase consumers’ sensitivity to price and result in cost-conscious behavior inclusive of high ticket items, which can result in corresponding declines in sales and/or gross profit.

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

Results of Operations

We derived our condensed consolidated statements of operations for the three and nine months ended June 29, 2024 and July 1, 2023 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales	$569,638	$610,891	$932,262	$1,018,839
Cost of merchandise and services sold	340,798	359,295	598,686	630,777
Gross profit	228,840	251,596	333,576	388,062
Selling, general and administrative expenses	131,145	135,789	302,879	324,427
Operating income	97,695	115,807	30,697	63,635
Other expense:
Interest expense	18,156	17,675	53,380	48,282
Total other expense	18,156	17,675	53,380	48,282
Income (loss) before taxes	79,539	98,132	(22,683)	15,353
Income tax expense (benefit)	18,889	25,585	(9,227)	4,592
Net income (loss)	$60,650	$72,547	$(13,456)	$10,761
Earnings per share
Basic	$0.33	$0.39	$(0.07)	$0.06
Diluted	$0.33	$0.39	$(0.07)	$0.06
Weighted average shares outstanding
Basic	184,834	183,932	184,614	183,725
Diluted	184,861	184,760	184,614	184,752

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	59.8	58.8	64.2	61.9
Gross margin	40.2	41.2	35.8	38.1
Selling, general and administrative expenses	23.0	22.2	32.5	31.8
Operating income	17.2	19.0	3.3	6.2
Other expense:
Interest expense	3.2	2.9	5.7	4.7
Total other expense	3.2	2.9	5.7	4.7
Income (loss) before taxes	14.0	16.1	(2.4)	1.5
Income tax expense (benefit)	3.3	4.2	(1.0)	0.5
Net income (loss)	10.6	11.9	(1.4)	1.1
Other Financial and Operations Data:
Number of new and acquired locations, net	10	12	13	19
Number of locations open at end of period	1,020	1,009	1,020	1,009
Comparable sales growth(2)	(4.0)%	(11.8)%	(4.1)%	(10.9)%
Adjusted EBITDA(3)	$109,469	$129,038	$65,771	$108,683
Adjusted EBITDA as a percentage of sales(3)	19.2%	21.1%	7.1%	10.7%
Adjusted net income (loss)(3)	$63,297	$76,362	$(5,465)	$25,370
Adjusted diluted earnings per share	$0.34	$0.41	$(0.03)	$0.14

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net income (loss) to Adjusted EBITDA and net income (loss) to Adjusted net income (loss) for the three and nine months ended June 29, 2024 and July 1, 2023 (in thousands).

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$60,650	$72,547	$(13,456)	$10,761
Interest expense	18,156	17,675	53,380	48,282
Income tax expense (benefit)	18,889	25,585	(9,227)	4,592
Depreciation and amortization expense(1)	8,246	8,144	24,419	25,569
Equity-based compensation expense(2)	2,246	2,754	7,683	9,460
Strategic project costs(3)	395	749	1,058	2,763
Executive transition costs and other(4)	887	1,584	1,914	7,256
Adjusted EBITDA	$109,469	$129,038	$65,771	$108,683

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$60,650	$72,547	$(13,456)	$10,761
Equity-based compensation expense(2)	2,246	2,754	7,683	9,460
Strategic project costs(3)	395	749	1,058	2,763
Executive transition costs and other(4)	887	1,584	1,914	7,256
Tax effects of these adjustments(5)	(881)	(1,272)	(2,664)	(4,870)
Adjusted net income (loss)	$63,297	$76,362	$(5,465)	$25,370

(1)
Includes depreciation related to our distribution centers and store locations, which is reported in cost of merchandise and services sold and selling, general and administrative in our condensed consolidated statements of operations.
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
(5)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax expense (benefit) in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales decreased to $569.6 million for the three months ended June 29, 2024, from $610.9 million in the prior year period, a decrease of $41.3 million, or 6.8%. The decrease was primarily driven by a reduction in average order value of approximately 5.0% due to chemical pricing actions and a decrease in transaction volume of 1.7%. Comparable sales decreased $21.6 million relative to the prior year period. Non-comparable sales, including acquisitions and new stores, contributed $2.6 million in the period.

During the three months ended June 29, 2024, our sales were adversely impacted by cold and wet weather in April and May which reduced the number of pool days in non-seasonal markets and delayed the start of pool season in seasonal markets. Sales improved in June with warm and dry weather, but it was not enough to offset the lost pool days in April and May. Additionally, sales were negatively impacted by weakness in large ticket categories due the cumulative effect of high inflation and interest rates, which contributed to the reduction in average order value. In addition, this year we experienced a calendar shift in which we lost two high volume selling days during the core pool season, and gained two lower volume selling days at the end of March and early April.

Sales decreased to $932.3 million for the nine months ended June 29, 2024, from $1,018.8 million in the prior year period, a decrease of $86.6 million, or 9.3%. The decrease was primarily driven by a reduction in average order value of approximately 5.7% due to chemical pricing actions and a decrease in transaction volume of 2.7%. Comparable sales decreased $36.5 million relative to the prior year period. Non-comparable sales, including acquisitions and new stores, contributed $6.4 million in the period.

Gross Profit and Gross Margin

Gross profit decreased to $228.8 for the three months ended June 29, 2024 from $251.6 million in the prior year period, a decrease of $22.8 million, or 9.9%. Gross margin decreased to 40.2% compared to 41.2% in the prior year period, which represents a decrease of 100 basis points. The decrease in gross margin was primarily driven by negative impacts of 112 basis points from the June 2023 chemical pricing actions, 85 basis points from the expensing of previously capitalized distribution center costs due to significant reductions in inventory during the period and 46 basis points from deleverage on occupancy costs. These impacts were partially offset by a 90 basis point reduction in inventory adjustments and distribution costs. Gross profit decreased to $333.6 million for the nine months ended June 29, 2024 from $388.1 million in the prior year period, a decrease of $54.5 million, or 16.3%. Gross margin decreased to 35.8% compared to 38.1% in the prior year period, which represents a decrease of approximately 230 basis points. The decrease in gross margin was primarily driven by negative impacts of 121 basis points from the June 2023 chemical pricing actions, 102 basis points from deleverage on occupancy costs, and 83 basis points from the expensing of previously capitalized distribution center costs due to significant reductions in inventory during the period. These impacts were partially offset by an 82 basis point reduction in inventory adjustments and distribution costs.

Selling, General and Administrative Expenses

SG&A decreased to $131.1 million during the three months ended June 29, 2024 from $135.8 million in the prior year period, a decrease of $4.6 million, or 3.5%. The decrease in SG&A was primarily related to a decrease in merchant fees of $2.4 million associated with lower sales, and lower payroll costs of $2.3 million as we continue to make solid progress on our cost management initiatives.

SG&A decreased to $302.9 million during the nine months ended June 29, 2024 from $324.4 million in the prior year period, a decrease of $21.5 million, or 6.6%. The decrease in SG&A was primarily related to lower payroll costs of $6.5 million, a decrease in merchant fees of $4.7 million associated with lower sales, lower executive transition costs of $2.2 million and a decrease in equity compensation expense of $1.8 million.

Interest Expense

Interest expense increased to $18.2 million for the three months ended June 29, 2024 from $17.7 million in the prior year period, an increase of $0.5 million. Interest expense increased to $54.4 million for the nine months ended June 29, 2024 from $48.3 million in the prior year period, an increase of $6.1 million.

These increase for the three and nine months ended was due to higher interest rates on our Term Loan.

Income Taxes

Income tax expense decreased to $18.9 million for the three months ended June 29, 2024 compared to $25.6 million in the prior year period, a decrease of $6.7 million. Income tax benefit was $9.2 million for the nine months ended June 29, 2024 compared to $4.6 million of income tax expense in the prior year period, a change of $13.8 million. These changes in both the three and nine months ended June 29, 2024 compared to the prior year period were primarily attributable to a pretax loss for the nine months ended June 29, 2024, compared to pretax income in the prior year period.

The effective income tax rate was 23.8% and a benefit of 40.7% for the three and nine months ended June 29, 2024, respectively. The effective income tax rate was 26.1% and 29.9% for the three and nine months ended July 1, 2023, respectively. The differences in effective tax rates during the periods are primarily attributable to the pretax income or loss during those periods.

Net Income (Loss) and Diluted Earnings per Share

Net income decreased to $60.7 million for the three months ended June 29, 2024 compared to $72.5 million in the prior year period, an decrease of $11.9 million. Net loss was $13.5 million for the nine months ended June 29, 2024 compared to net income of $10.8 million in the prior year period, a change of $24.3 million. These changes in net income (loss) were primarily due to decreases in gross profit, partially offset by a reduction in selling, general and administrative expense. Diluted earnings per share was $0.33 for the three months ended June 29, 2024 compared to $0.39 in the prior year period. Diluted earnings per share was $(0.07) for the nine months ended June 29, 2024 compared to diluted earnings per share of $0.06 in the prior year period.

Adjusted net income decreased to $63.3 million for the three months ended June 29, 2024 compared to $76.4 million in the prior year period, a decrease of $13.1 million. Adjusted net loss was $5.5 million for the nine months ended June 29, 2024 compared to adjusted net income of $25.4 million in the prior year period, a change of $30.9 million. Adjusted diluted earnings per share was $0.34 for the three months ended June 29, 2024 compared to $0.41 in the prior year period. Adjusted diluted earnings per share was $(0.03) for the nine months ended June 29, 2024 compared to adjusted diluted earnings per share of $0.14 in the prior year period.

Adjusted EBITDA

Adjusted EBITDA decreased to $109.5 million for the three months ended June 29, 2024 compared to $129.0 million in the prior year period, a decrease of $19.5 million. Adjusted EBITDA decreased to $65.8 million for the nine months ended June 29, 2024 compared to $108.7 million in the prior year period, a decrease of $42.9 million. These decreases were primarily due to decreases in gross profit.

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

The principal external factor affecting our business is weather. Hot weather can increase purchases of chemicals and other non-discretionary products as well as purchases of discretionary products and can drive increased purchases of installation and repair services. Unseasonably cool weather or significant amounts of rainfall during the peak pool sales season can reduce chemical consumption in pools and spas and decrease consumer purchases of our products and services. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and impact time around pool openings and closings, and therefore, our total sales and timing of our sales.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $74.4 million and $55.4 million as of June 29, 2024 and September 30, 2023, respectively. We had no amounts outstanding on our Revolving Credit Facility as of June 29, 2024 and September 30, 2023.

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

Based on our growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and borrowing availability under our Revolving Credit Facility will be adequate to finance our working capital requirements, planned capital expenditures, strategic acquisitions, share repurchases, and debt service over the next 12 months and thereafter. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we may need to obtain additional equity or debt financing. There can be no assurance that equity or debt financing will be available to us if we need it or, if available, whether the terms will be satisfactory to us.

As of June 29, 2024, outstanding standby letters of credit totaled $10.9 million and, after considering borrowing base restrictions, we had $239.1 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of June 29, 2024, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Nine Months Ended
	June 29, 2024	July 1, 2023
Net cash provided by (used in) operating activities	$60,410	$(74,813)
Net cash used in investing activities	(34,247)	(40,898)
Net cash (used in) provided by financing activities	(7,145)	22,848
Net increase (decrease) in cash and cash equivalents	$19,018	$(92,863)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $60.4 million for the nine months ended June 29, 2024 compared to net cash used in operating activities of $74.8 million in the prior year period, an increase of $135.2 million. The increase was primarily driven by changes in working capital related to reductions in accounts payable of $50.4 million and product inventories of $9.6 million.

Cash Used in Investing Activities

Net cash used in investing activities was $34.2 million for the nine months ended June 29, 2024 compared to $40.9 million in the prior year period, a decrease of $6.7 million. This decrease was primarily driven by a decrease in investments for business acquisitions of $15.5 million, partially offset by an increase in purchases of property and equipment of $7.6 million.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended June 29, 2024 was $7.1 million compared to net cash provided by financing activities of $22.8 million in the prior year period, a decrease of $29.9 million. This decrease was primarily driven by lower borrowings on our Revolving Credit Facility during the period.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. As of June 29, 2024, approximately $147.7 million remained available for future purchases under our share repurchase program (see Note 12—Share Repurchase Program to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three months and nine ended June 29, 2024 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

There have been no material changes to our critical accounting estimates during the three and nine months ended June 29, 2024 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that the design and operation of our disclosure controls and procedures were ineffective as the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 were not yet remediated as of June 29, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Ongoing Remediation Efforts

As previously disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we are in the process of implementing a plan to address the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We are enhancing the design and implementation of existing controls and creating new controls as needed with respect to inventory control as follows:

•
examination of our current controls and identification of the root cause(s) for the deficiencies;
•
examination and enhancement of the procedures regarding certain of our annual physical inventory counts, including the augmentation of employee training and validation of system generated reports utilized in performing certain annual physical counts and clarification of instructions as to the process for recording adjustments to inventory as a result of physical counts and validation of data used in inventory costing;
•
enhanced supervision of personnel during and subsequent to physical inventory counts to confirm compliance with our established policies; and
•
examination and enhancement of the procedures regarding the completeness and accuracy of data utilized in computing inventory reserves.

We are enhancing the design and implementation of existing controls and creating new controls as needed with respect to vendor rebates as follows:

•
implementation and execution of enhanced controls to detect potential material misstatements in the data utilized to calculate vendor rebates earned and timing of vendor rebate income recognition, to aid in the detection of potential deviations that may be relied upon in our financial reporting processes.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to other litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of June 29, 2024, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

None.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended June 29, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1	Executive Severance Pay Plan, dated April 23, 2024, by and between Leslie’s Poolmart, Inc and Benjamin Lindquist	10-Q	10.2	03/30/2024
10.2	Amendment No. 7, dated as of April 3, 2024, to the Credit Agreement among Leslie’s Poolmart, Inc., and the subsidiary borrowers named therein, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, Co-Collateral Agent	8-K	10.1	04/09/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LESLIE’S, INC.

Date: August 7, 2024	By:	/s/ Scott Bowman
Scott Bowman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)