Form 10-K
period 2024-09-28
Leslie's, Inc.
filed 2024-11-27
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2024

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on The Nasdaq Global Select Market (“Nasdaq”) on March 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1.2 billion. For purposes of this response, the Registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of November 26, 2024 was 184,969,296.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•
impacts on our business from the sensitivity of our business to weather conditions, changes in the economy (including high interest rates, recession fears, and inflationary pressures), geopolitical events or conflicts, and the housing market;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K for the year ended September 28, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time-to-time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential and professional consumers. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of over 1,000 branded locations and a robust digital and e-commerce platform. We have a market-leading share of approximately 15% of residential aftermarket product spend as of 2023, our physical network is larger than the sum of our 20 largest competitors and our digital sales are estimated to be greater than five times as large as that of our largest digital competitor. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spas in the continental United States.

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

We have a legacy of leadership and disruptive innovation. Since our founding in 1963, we have been the leading innovator in our category and have provided our consumers with the most advanced pool and spa care available. As we have scaled, we have leveraged our competitive advantages to strategically reinvest in our business and intellectual property to develop new value-added capabilities. Over the course of our history, we have pioneered complimentary in-store water testing, offered complimentary in-store equipment repair services, introduced the industry’s first loyalty program, and developed an expansive platform of owned and exclusive brands. These differentiated capabilities allow us to meet the needs of any pool and spa owner, whether they care for their pool or spa themselves, or rely on a professional, whenever, wherever, and however they choose to engage with us.

Our Competitive Strengths

We believe that the following competitive strengths have been key drivers of our success to date, and strategically position us for continued success.

Undisputed direct-to-consumer market leader in the aftermarket pool and spa care industry.

For over 60 years, we have been dedicated to addressing our consumers’ pool needs so that they can spend less time maintaining and more time enjoying their pools. We are the only direct-to-consumer pool and spa care brand with a nationwide physical presence and an integrated digital platform, consisting of individually merchandised e-commerce websites, a mobile app with transaction capabilities, and online marketplace operations, designed to address the needs of all pool and spa consumers. The remainder of the industry is highly fragmented across both offline and online providers.

Direct relationships with pool and spa owners and professionals, driving strong Company loyalty programs.

We are the largest national pool and spa care brand with a direct relationship with pool and spa owners and the professionals who serve them. Across our integrated platform, we have more than 12 million consumers who rely on us for their ongoing pool and spa care needs. Through our best-in-class proprietary water testing and backed by our team of highly trained pool and spa experts, we offer sophisticated product recommendations and other expert advice, which cultivates long-standing relationships with our consumers and drives our leading loyalty programs, including Pool Perks®, our retail loyalty program, as well as our PRO Partner loyalty program for service professionals. The comprehensive nature of our product and service offering eliminates the need for consumers to leave the Leslie’s ecosystem. Leslie’s loyalty program drives exceptional retention with a higher per transaction spend versus non-loyalty members. We define “direct relationships” as the number of unique customers for whom we have a mailing address, a phone number, or an email address, and many of which are loyalty members of Leslie’s.

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

We pair our comprehensive product assortment with differentiated in-store and on-site service offerings. We pioneered the complimentary in-store water test and resulting proprietary pool or spa water prescription, which has driven consumer traffic and loyalty, and has created a “pharmacist-like” relationship with our consumers. We have developed and introduced significant upgrades to our water testing capabilities with the launch of our AccuBlue® platform. The AccuBlue® testing device screens for 10 distinct water quality criteria. Our in-store experts leverage our proprietary AccuBlue® water diagnostics software engine to offer our consumers a customized prescription and treatment plan using our comprehensive range of exclusive products, walking them through product use sequencing step-by-step. These detailed and sophisticated treatment algorithms are supported by our differentiated water treatment expertise built over decades. Historically, we have found that consumers who test their water with us regularly spend more with us per year than those who do not, underscoring the importance of this acquisition and retention vehicle. In 2023, we introduced this same proprietary, commercial grade technology for consumers that can be done in the comfort and convenience of their own home with AccuBlue Home®. We also employ the industry’s largest network of in-field technicians who perform on-site evaluations, installation, and repair services for residential consumers and professional pool operators.

Historically attractive financial profile characterized by consistent, profitable growth, and strong cash flow conversion offering multiple levers to drive shareholder value.

We historically have had strong sales growth, demonstrating our ability to deliver strong financial results through all economic cycles. Our growth has been broad-based across residential pool, residential spa, and professional pool consumers and has been driven by strong retention and profitable acquisition of sticky, long-term consumer relationships. Due to our scale, vertical integration, and operational excellence, we maintain a high ability to generate profitability. Due to our low maintenance capital intensity, we maintain the ability to be flexible with investments and growth through the entire economic cycle.

Highly experienced and visionary leadership team that combines deep industry expertise and advanced direct-to-consumer capabilities.

Our strategic vision and culture are directed by our executive leadership team under the leadership of our Chief Executive Officer, Jason McDonell, and our Chief Financial Officer, Scott Bowman. Our well-balanced executive leadership team is comprised of leaders with experience in the pool and spa care industry as well as recently hired executives who bring new expertise and capabilities to Leslie’s from outside industries. Our leadership team is uniquely capable of executing upon our strategic vision and successfully continuing to create long-term shareholder value.

Our Growth Strategies

We believe we are well positioned to drive sustainable growth and profitability over the long-term by executing on the following strategies:

Grow our consumer file.

We believe we have significant opportunity to acquire new residential consumers and reactivate lapsed residential consumers, which we plan to do by executing on the following strategies:

•
Acquire or reactivate consumers via optimized marketing strategy. We believe we have a sizeable opportunity to grow by serving the millions of pool and spa owners in our market who do not actively shop with us today. We plan to pursue our acquisition of these potential new or reactivated consumers and, at the same time, manage consumer acquisition cost by shifting our marketing mix toward more efficient digital and social channels with increasing focus on advanced analytics and return-on-investment focused marketing spend.
•
Capture outsized share of new pool and spa consumers. We intend to bolster consumer file growth by deploying targeted marketing tactics to win an outsized share of new pool and spa owners as the installed base of pools grows.

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

We believe we have a significant opportunity to grow our sales with pool care professionals, who individually can spend significantly more than residential consumers on pool supplies and equipment.

Our research suggests that small and mid-size pool professionals value convenience and referrals, both of which we are uniquely positioned to offer given our over 1,000 locations and the industry’s largest consumer file. We plan to expand our physical network of PRO locations, which specifically cater to pool professionals, by selectively opening new locations and selectively remodeling existing residential locations. We continue to assemble an affiliated network of qualified pool professionals through our PRO Partner program, further expanding the Leslie’s name into the professional channel. To better attract pool care professionals, we also have a dedicated Leslie’s PRO e-commerce website. This website provides all of the online tools needed for professionals to serve their respective communities and grow their pool care businesses. We believe that this initiative represents a natural adjacency and will resonate with existing residential consumers as well as help attract new residential consumers.

Utilize strategic M&A to consolidate share and further enhance capabilities.

The aftermarket pool and spa industry is highly fragmented, which offers attractive opportunities to utilize strategic M&A to drive consolidation. We have historically used, and plan to continue to use, strategic acquisitions to obtain consumers and capabilities in both new and existing markets. We completed five acquisitions during fiscal 2023 and no acquisitions during fiscal 2024, but continued to build our pipeline of future opportunities. We expect to continue to look for opportunities that will strategically benefit our business and contribute to future growth. We believe that we are the consolidator of choice in the industry, and we will continue to focus on acquiring high quality, market-leading businesses with teams, capabilities, and technologies that uniquely position us to create value by applying best practices across our entire physical and digital network to better serve new and existing consumer types.

Addressing underserved residential whitespace.

We have identified more than 800 locations in the continental United States that we can selectively address through our store expansion strategy. With our omni-channel capabilities, successful track record of new location openings, location acquisitions, and targeted digital marketing tactics, we believe we are well positioned to capitalize on this meaningful whitespace opportunity. We plan to assess each market and the potential locations within each market independently and determine the most capital efficient way to serve these trade areas using digital assets and new or acquired locations.

Continue to introduce disruptive innovation.

Leslie’s has a legacy of disruptive innovation in the pool and spa care industry. We plan to continue that legacy by developing and introducing capabilities that create value for our consumers. Present areas of focus include water testing, maintenance prescriptions, new product offerings, and our product distribution ecosystem.

As the Internet of Things wave continues, we believe consumers will seek the convenience of “smart” home functionality in more facets of their daily lives. We believe there is an opportunity to introduce a full service, connected home solution that effectively automates pool maintenance, including actively monitoring our consumers’ water, diagnosing, developing, and prescribing a treatment plan, and delivering to their home the assortment of products needed to maintain a clear, safe, and beautiful pool.

Accordingly, in fiscal 2023 we completed the commercial launch of our AccuBlue Home® program, which we continue to expand in fiscal 2024, a subscription-based offering that enables pool and spa owners to confidently test and treat their pools and spas without ever having to leave their backyard. Using the new, industry-leading AccuBlue Home® connected device combined with the Leslie’s mobile app, program members can utilize commercial grade water testing in the convenience of their home and can test all critical aspects of their water chemistry with ease, generating a custom treatment plan tailored to the specifications of their pool or spa. Seamlessly within the Leslie’s mobile app, consumers can review their prescription, order the products they need, and have them delivered right to their door or arrange for a same-day pick-up at their local Leslie’s location.

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

While we benefit from the growth in the installed base, our business is not dependent on new pool construction activity and can generate strong growth from a fixed installed base through increased pool usage, more frequent sanitization, and recurring maintenance needs. Increasing our customer file and growing our loyalty membership should also have a positive effect on our growth from a fixed installed base which is not dependent on new pool construction.

Seasonality

Our business is highly seasonal. Sales and earnings are highest during our third and fourth fiscal quarters, which include April through September, and represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital, and capital expenditures related to new locations and other growth initiatives. While these investments drive performance during the primary selling season in our third and fourth fiscal quarters, they have a negative impact on our earnings and cash flow during our first and second quarters.

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

We generally open new locations before our peak selling season begins and close locations after our peak selling season ends. We expect that our quarterly results of operations will fluctuate depending on the timing and amount of sales contributed by new locations.

Our Consumers

We strategically serve all consumers within the aftermarket pool and spa care industry including Residential Pool, Residential Spa, and Professional Pool consumers.

•
Residential Pool. The residential pool market consists of approximately 8.8 million pools representing a total aftermarket sales opportunity of approximately $8.4 billion. Within this market, the DIY aftermarket spend represents approximately 70% of total spend while DIFM services represent approximately 30% of total spend. Many of our residential pool consumers visit our locations on a regular basis to conduct water testing, seek expert pool advice, and purchase products as well as utilize our integrated digital platforms.
•
Residential Spa. The residential spa market consists of approximately 5.5 million spas or hot tubs representing approximately $0.9 billion aftermarket sales opportunity for chemicals and equipment. Including the approximately $1.7 billion market for new spas, residential spa represents a total addressable market of approximately $2.6 billion.
•
Professional Pool. The professional pool market consists of pool service professionals and professional pool operators. Pool service professionals specialize in maintenance and equipment repair for DIFM homeowners, businesses, and government entities. Professional pool operators manage approximately 300,000 pools across hotels, motels, apartment complexes, and water parks. This market represents a total aftermarket sales opportunity of approximately $4.4 billion.

Our Product and Service Offering

We offer a comprehensive assortment of more than 30,000 products across chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness related products. Historically, approximately 80% of our assortment has been comprised of essential and non-discretionary products that are needed by residential and professional consumers to care for pools and spas. The vast majority of our assortment features non-discretionary products that are shelf-stable and generally not prone to either obsolescence or shrinkage, which could occur from changing technology or consumer buying habits. As the trusted one-stop destination for all aftermarket pool and spa needs, we provide an extensive and highly differentiated product offering. We aim to fulfill the needs of our residential and professional consumers with our comprehensive assortment, in-stock inventory, and product selection across a broad range of premium proprietary and third-party brands.

Since our inception in 1963, we have offered a portfolio of owned and exclusive brands. We continue to expand our selection of exclusive offerings through innovation and product development. Our exclusive brands and products account for more than 55% of total sales and 80% of chemical sales. These proprietary brands and custom-formulated products are only available through our integrated platform and offer professional-grade quality to our consumers, while allowing us to achieve higher gross margins relative to sales of third-party products.

In addition to our comprehensive product assortment, we offer critical services, such as complimentary, commercial grade water testing and in-store equipment repair. We also employ a large in-field service network of pool and spa care service professionals who have the expertise to provide essential on-site equipment installation and repair services for residential consumers and professional pool operators throughout the continental United States.

Our Integrated Platform

We operate an integrated platform consisting of physical locations, distribution centers, and proprietary e-commerce websites.

•
Residential Locations. We serve our residential consumers through physical locations that are strategically spread across 39 states. We offer a range of differentiated and innovative in-store and on-site service offerings including our in-store water test. Our residential locations are supported by a team of associates, including pool and spa care experts and experienced service technicians, who are committed to educating and providing best-in-class pool care advice for consumers and performing on-site installation and repair services.
•
Digital Network. Our complementary platform of branded proprietary e-commerce websites and marketplace storefronts allows us to seamlessly serve the needs of all digital consumers through curated pricing and targeted merchandising strategies. Our portfolio of proprietary e-commerce websites includes Leslie’s (lesliespool.com) and In the Swim (intheswim.com). In addition to our owned e-commerce websites, we sell through online marketplaces such as Amazon, Walmart, and eBay.
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

Our vertically integrated supply chain enables us to produce and package products at our company-operated packaging facilities and third-party contract packaging facilities. Our strategy is to identify, produce, and package high volume items that do not require sophisticated or capital-intensive production or packaging equipment, but allow us to offer our consumers a premium product while offering us a significant cost advantage. We source a variety of raw materials and chemicals directly from a diversified supplier base; and maintain strong relationships with these suppliers. As of September 28, 2024, we had one supplier that represented more than 10% of our annual purchases. Using these raw materials, we manufacture and package a wide selection of final products, including, but not limited to, chlorine products, pH adjusters, and filter cleaners. A significant portion of our total mix is comprised of products that we manufacture or package through vertical integration, which offers economies of scale that has resulted in higher quality products and a structurally advantaged margin profile.

We also operate a vertically integrated distribution and delivery model. In addition to operating two manufacturing facilities, we operate a national network of company-operated distribution centers in addition to utilizing third-party distribution centers. Our company-operated distribution centers and our third-party logistics partners have the capacity to carry a broad breadth of our products in significant quantities and are capable of replenishing inventory throughout our physical network. From these facilities, we distribute to our physical network through a contracted fleet of tractors and trailers, which helps ensure optimal in-stock levels throughout the year. Our third-party distribution centers are strategically located to complement our company-operated distribution centers and primarily fulfill online orders.

Our Marketing Strategy

We believe there is significant potential to drive increased share of wallet among our existing consumers through strategic initiatives, such as our loyalty membership program and dynamic promotions.

Due to the highly recurring, replenishment driven nature of our product mix and long-term consumer relationships, we believe that our investments in consumer acquisition marketing generate highly attractive returns. We know the location of pools and spas throughout the United States, and by leveraging this information, we have the ability to allocate our advertising dollars in a highly targeted manner. Additionally, we have added experienced marketing talent with significant expertise in analytics and performance marketing to grow our consumer file. Through these strategies, we plan to increase brand awareness and continue profitably acquiring new consumers.

Our Competition

The United States aftermarket pool and spa care industry is fragmented and competitive. We compete against a wide range of manufacturers, retailers, distributors, and service providers in the residential and professional pool and spa care market. This includes original equipment manufacturers, regional and local retailers, home improvement retailers, mass-market and club retailers, and specialty e-commerce operators. Key competitive groups include:

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
•
Mass-Market, Club and Marketplace Retailers. Includes larger, scaled players, such as Walmart, and Costco, as well as smaller online retailers that market their products to consumers through scaled marketplace platforms such as Amazon, eBay, and Walmart. The mass-market group generally offers limited product assortment, often on a seasonal basis, and does not offer services or pool and spa care expertise. The marketplace retailers sell a wide range of pool supplies under a number of brands that are available for sale year-round, however they do not offer services or pool and spa care expertise; and
•
Wholesale Distributors. Includes large wholesalers, such as Heritage Pool Supply Group, owned by Home Depot, and Pool Corporation This group generally does not directly serve the end-consumer, but rather serves as an intermediary that supplies product to retailers as well as the professional channel.

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

Human Capital Resources

As of September 28, 2024, we employed approximately 3,850 employees. Of these, approximately 3,010 work within our physical network, 250 work as in-field service technicians, 340 work in our corporate office, and 250 work in our distribution centers.

Our voluntary turnover rate over the past twelve months was 32%, with retail turnover at 36% and distribution center turnover at 16%. We continue to maintain strong employee relations and are committed to leadership excellence. In our most recent employee engagement survey, 89% of employees indicated that their manager was a good leader, with overall leadership effectiveness—measured across six key metrics—achieving an 88% favorable rating.

We view our employees as the foundation of our growth and success. Attracting, developing, retaining, and motivating top talent are critical to our continued achievements. Workforce development remains a key focus, and approximately 80% of our retail and corporate management positions were filled by internal promotions in the past three years. To further enhance leadership capabilities, we are investing in new leader development programs and preparing to launch a high-potential program for succession planning in key roles.

We are also deeply committed to promoting a culture of diversity and inclusion, understanding that our success is intrinsically linked to our ability to recruit, develop, and support talented individuals from diverse backgrounds and perspectives.
Note: None of our employees are covered by collective bargaining agreements.

Trademarks and Other Intellectual Property

We employ various trademarks, trade names and service marks, including Leslie’s®, AccuBlue®, AccuBlue Home®, Pool Perks®, and our logo, in our product packaging and advertising our products. We have registered trademarks and trade names for several of our major products on the Principal Register of the United States Patent and Trademark Office. We distinguish the products produced in our chemical repackaging operation or by our third-party repacking partners through the use of the Leslie’s brand name and logo and the trademarks and trade names of the individual items, none of which is patented, licensed, or otherwise restricted to or by us. We believe the strength of our trademarks and trade names has been beneficial to our business and we intend to continue to protect and promote our trademarks in appropriate circumstances.

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

Additionally, macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation and high interest rates may amplify many of the risks discussed below to which we are subject. The extent of the impact of macroeconomic and geopolitical developments, including public health crises, on our financial and operating performance depends significantly on the duration and severity of such macroeconomic and geopolitical developments, including public health crises, the actions taken to contain or mitigate its impact and any changes in consumer behaviors as a result thereof. Among other factors, a significant disruption to our supply chain for products we sell, as a result of macroeconomic and geopolitical developments, including public health crises or otherwise, could have a material impact on our sales and earnings.

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
•
Restrictive covenants in the agreements governing our Credit Facilities may restrict our ability to pursue our business strategies, and failure to comply with these restrictions could result in acceleration of our debt obligations.
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
•
We have identified material weaknesses in our internal control over financial reporting. Such weaknesses led to a determination that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 28, 2024. Our inability to remediate these material weaknesses, our identification of any additional weaknesses, or our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting in a timely manner could adversely affect our results of operations, our stock price and investor confidence in us.

Risks Related to the Nature of Our Business

Our success depends on our ability to maintain or increase comparable sales, and if we are unable to achieve comparable sales growth, our profitability and performance could be materially adversely impacted.

Our success depends on increasing comparable sales through our merchandising strategy and on our ability to increase sales and profits. To increase sales and profits, and therefore comparable sales growth, we focus on delivering value and generating consumer excitement by staffing our locations with pool and spa experts, developing compelling products, optimizing inventory management, maintaining strong location conditions, and effectively marketing current products and new product offerings. If these efforts become less successful, we may not be able to maintain or improve the levels of comparable sales that we have experienced in the past, which could adversely impact our profitability and overall business results. In addition, competition and pricing pressures from competitors may also materially adversely impact our operating margins. Our comparable sales growth could be, and been in the past, lower than our historical average or our target for many reasons, including general economic conditions, operational performance, price inflation or deflation, high interest rates, recession fears, industry competition, new competitive entrants near our locations, price changes in response to competitive factors, the impact of new locations entering the comparable base, cycling against any year or quarter of above-average sales results, unfavorable weather conditions, supply shortages or other operational disruptions, the number and dollar amount of consumer transactions in our locations, our ability to provide product or service offerings that generate new and repeat visits to our locations, and the level of consumer engagement that we provide in our locations. Opening new locations in our established markets may result in inadvertent oversaturation, temporary or permanent diversion of consumers, and sales from our existing locations to new locations and reduced comparable sales, thus adversely affecting our overall financial performance. These factors may cause our comparable sales results to be materially lower than in recent periods, which could harm our profitability and business.

Past growth may not be indicative of future growth.

Historically, we have experienced sales growth through organic market share gains, new location openings, and acquisitions that have increased our size, scope, and geographic footprint. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. While we contemplate continued growth through internal expansion and acquisitions, we may not be able to:

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

The demand for our swimming pool and spa related products and services can be adversely affected by unfavorable economic conditions.

Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, high interest rates, inflation, disposable income levels, consumer confidence, recession fears, and access to credit. In economic downturns, the demand for swimming pool and spa related products and services may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool-eligible households, and swimming pool construction. A weak economy may also cause consumers to defer discretionary replacement and refurbishment activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Similarly, slow growth in the number of pool-eligible households can have a lasting negative impact by limiting the potential for future growth of the pool and spa maintenance market.

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

Our results of operations can fluctuate from quarter to quarter for many reasons, including seasonality.

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

Given the nature of our business, weather is one of the principal external factors affecting our business. Unseasonably cool weather or significant amounts of rainfall during the peak sales season have in the past and can in the future reduce chemical consumption in pools and spas and decrease consumer purchases of our products and services. In addition, unseasonably early or late warming trends have in the past and can in the future increase or decrease the length of the pool season and impact timing around pool openings and closings and, therefore, our total sales and timing of our sales. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short-term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives sometimes lead to municipal ordinances related to water use restrictions. To the extent such restrictions result in decreased pool installations, our sales could be negatively impacted.

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

We experienced a decline in sales, and thus profitability, between the Fiscal Year ending September 23, 2023, and the Fiscal Year ending September 28, 2024. The current declines in our revenue and operating margins means our revenue and margin growth may be less than expected. If we are unable to scale our operations efficiently or maintain pricing power, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. Diminished growth may also stress our ability to adequately manage our operations, quality of products, safety, and regulatory compliance. If growth significantly decreases, it could negatively impact our cash reserves, and it may be necessary to obtain additional financing, which could increase indebtedness or result in dilution to shareholders. Further, we may not be able to obtain additional financing on acceptable terms, if at all.

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

We rely on various suppliers and vendors to provide and deliver product inventory on a continuous basis, some of which are located outside of the United States. These suppliers (and those they depend upon for materials and services) are subject to risks, including from natural or man-made disasters or extreme weather (including as a result of climate change), public health and safety issues, geopolitical events and conflicts (including terrorist attacks and armed hostilities), power outages, labor or trade disputes, union organizing activities, disruption to transportation routes, changes in tariffs or duties imposed on imported products or raw materials, financial liquidity problems, and similar events, as well as supply constraints and general economic, social, and political conditions that can limit their ability to provide us (or our suppliers) with quality products and services in a timely manner. The occurrence of these or other unexpected events can cause us to suffer significant product inventory losses and significant lost revenue.

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

Many factors affect the efficient use and planning of product inventory, such as effectiveness of predicting demand, preparing manufacturing to meet demand, meeting product mix and product demand requirements, and managing product expiration. We have in the past and may in the future be unable to manage our inventory efficiently, keep inventory within expected budget goals, keep our work-in-process inventory on hand or manage it efficiently, control expired product, or keep sufficient product on hand to meet demand. We may not be able to keep inventory costs within our target levels. Failure to do so can harm our profitability and long-term growth prospects.

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

The current trend in environmental, health, transportation, and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemicals. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. Our attempts to anticipate future regulatory requirements that might be imposed and our plans to remain in compliance with changing regulations and to minimize the costs of such compliance may not be as effective as we anticipate.

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

We have a substantial amount of indebtedness. As of November 26, 2024, our total borrowings under our Amended and Restated Term Loan Credit Agreement (the “Term Loan”) and our credit facility, as amended from time-to-time, among Leslie’s Poolmart, Inc., the subsidiary borrowers, Leslie’s, Inc., each lender party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank

National Association, as Co-Collateral Agent (the “Revolving Credit Facility,” together, the “Credit Facilities”) was $781.7 million. Subject to restrictions in the agreements governing our debt, we may incur additional debt.

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
•
general economic conditions in the United States, including high interest rates, inflationary pressures, and recession fears (including as a result of recent liquidity and financial stability concerns with respect to banks and financial institutions);
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the trading price of our common stock could be adversely impacted. As of November 26, 2024, we had 184,969,296 shares of common stock outstanding. All such shares are eligible for resale in the public market, subject to applicable securities laws, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The trading price of our common stock could be adversely impacted if any of these certain significant stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market.

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

In connection with our year-end assessment of internal control over financial reporting as part of this Annual Report on Form 10-K as of September 28, 2024, we did not maintain effective internal control over financial reporting because of material weaknesses related to the design and/or operation of controls that were not performed at a sufficient level of precision with respect to (i) the performance of physical inventories for a subset of our inventory, the validation of data utilized in inventory costing and reserves, the capitalization adjustment of price variances to reasonably approximate costs, and appropriate cutoff and (ii) the accounting for completeness and accuracy of the rights and obligations related to vendor agreements, including the earning of rebates receivable and related income recognized. We intend to remediate these material weaknesses, but we cannot be certain as to when remediation will be complete. Further, remediation efforts may place a significant burden on management and add increased pressure to our financial and

IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management, we may not be able to do so in a timely manner, or we may not be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures of this Annual Report. Further, for the fiscal year ended September 30, 2023, we did not maintin effective internal control over financial reporting because of material weknesses related to the design and/or operation of controls that were not performed at a sufficient level of precision with respect to (i) the performance of physical inventories and the validation of data utilized in inventory costing for a subset of our inventory and (ii) the accounting for vendor rebates receivable and related income earned and recognized.

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

Item 1B Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have implemented and maintain a robust cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems and the data residing therein.

Our board of directors, with assistance from the audit committee, oversees the Company’s management of risks arising from cybersecurity threats. The audit committee regularly reviews the measures implemented by the Company to identify and mitigate risks from cybersecurity threats. As part of such reviews, the audit committee receives reports and presentations from members of our team responsible for overseeing the Company’s cybersecurity risk management, including certain IT leadership and our legal team, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The audit committee also reports to the board of directors at least annually on cybersecurity matters.

We have an incident response plan under which certain cybersecurity incidents are escalated within the Company to senior executives on the cybersecurity risk management committee, and, where appropriate, reported to the Board and Audit Committee in a timely manner. At the management level, our cybersecurity risk management committee, comprised of senior executives representing functional and business areas, including our legal team, has broad oversight of the Company’s risk management processes. Members of the Company’s cybersecurity risk management committee includes certain IT leadership and the General Counsel. The committee meets regularly to discuss the risk management measures implemented by the Company to identify and mitigate data protection and cyber security risks. Certain IT leadership and the General Counsel attend each cybersecurity risk management committee meeting to report on ongoing cybersecurity matters. Our IT leadership also works closely with our legal team to oversee compliance with legal, regulatory and contractual security requirements.

Our Vice President of Security and Compliance, who has cybersecurity knowledge and skills gained from work experience at the Company, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business. The cybersecurity team receives reports on cybersecurity threats from a number of experienced information security team members responsible for various parts of the business periodically and in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks.

Our cybersecurity processes include automated tools and technical safeguards managed and monitored by our cybersecurity team and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we regularly conduct penetration and vulnerability testing, security audits, and tabletop exercises. We conduct regular employee training on cybersecurity. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer that otherwise implicates third-party technology and systems we use. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing identifying and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cyber incidents. We consider cybersecurity threats, along with other significant risks that we face within our overall enterprise risk management framework. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that if realized, are reasonably likely to materially affect us.

Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Report.

Item 2. Properties

Properties

As of September 28, 2024 we had over 1,000 locations in 39 states, two manufacturing facilities, and six distribution centers supporting our residential locations. In addition, we contract with third-party logistic providers under short-term agreements for additional capacity as needed. Most of our locations operate on five-year leases, which offer significant flexibility as they can be located in a variety of venues, including strip centers, lifestyle centers, and shopping centers. Our current physical network of locations is summarized in the chart below:

State	Number of Locations
Alabama	8
Arizona	98
Arkansas	3
California	171
Colorado	4
Connecticut	16
Delaware	4
Florida	94
Georgia	34
Illinois	10
Indiana	11
Iowa	1
Kansas	6
Kentucky	6
Louisiana	17
Maryland	11
Massachusetts	11
Michigan	6
Mississippi	4
Missouri	13
Nebraska	2
Nevada	28
New Hampshire	3
New Jersey	34
New Mexico	3
New York	35
North Carolina	14
Ohio	17
Oklahoma	22
Oregon	8
Pennsylvania	46
Rhode Island	2
South Carolina	9
Tennessee	13
Texas	222
Utah	3
Virginia	18
Washington	12
Wisconsin	2
Total Locations	1,021

Our corporate offices are located in Phoenix, Arizona. The 92,669 square foot office building has a current lease term through February 28, 2027, with our ability to exercise two five-year renewal options.

Item 3. Legal Proceedings.

On September 8, 2023, a class action complaint for violation of federal securities laws was filed by West Palm Beach Police Pension Fund in the U.S. District Court for the District of Arizona against us, our former Chief Executive Officer and our former Chief Financial Officer. On December 1, 2023, the court appointed a lead plaintiff, and on February 20, 2024, the lead plaintiff filed an amended and consolidated complaint. The amended and consolidated complaint alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts about our financial guidance, business operations and prospects, and seeks class certification, damages, interest, attorneys’ fees, and other relief. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter. On March 13, 2024 and March 14, 2024, derivative actions were separately filed in the U.S. District Court for the District of Arizona and Delaware by John Clemens and Sally Flynn, respectively, on behalf of the Company, against our officers and directors. Both complaints include substantially the same allegations as those in the securities class action, and allege that the defendant directors and officers harmed the Company by either making false or misleading statements, or allowing false or misleading statements to be made. The complaints seek the award of damages, costs and attorneys’ fees, and other declaratory relief. The parties in both the Arizona and Delaware derivative actions have filed stipulations to stay the actions pending resolution of the securities class action. Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters. We are subject to other litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of September 28, 2024, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on Nasdaq under the “LESL” symbol and began “regular way” trading on Nasdaq on October 29, 2020. Prior to that date, there was no public trading market for our common stock.

As of November 26, 2024, there were three stockholders of record, although there is a much larger number of beneficial holders. The actual number of stockholders is greater than the number of record holders stated above, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Stock Performance Chart

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Leslie’s, Inc. under the Securities Act or the Exchange Act.

The graph below presents our cumulative total shareholder returns on our common stock relative to the performance of the Nasdaq Global Composite Index and the S&P SmallCap 600 Index. The graph assumes $100 was invested at the market close on October 29, 2020, which was the first day our common stock began trading and its relative performance is tracked through September 28, 2024. Data for the Nasdaq Global Composite Index, and S&P SmallCap 600 Index assume reinvestment of dividends. The graph uses the closing market price on October 29, 2020 of $21.70 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock:

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

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. During the year ended September 28, 2024, there were no repurchases under our program and as of September 28, 2024, approximately $147.7 million remained available for future purchases under our share repurchase program.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second, and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2024, 2023, and 2022 refer to the fiscal years ended September 28, 2024, September 30, 2023, and October 1, 2022, respectively. Fiscal 2024, 2023, and 2022 included 52 weeks of operations.

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

Sales

We offer a broad range of products that consists of regularly purchased, non-discretionary pool and spa maintenance items such as chemicals, equipment, cleaning accessories and parts, as well as installation and repair services for pool and spa equipment. Our offering of proprietary, owned, and third-party brands across diverse product categories drives sales growth by attracting new consumers and encouraging repeat visits from our existing consumers. Revenue from merchandise sales at retail locations is recognized at the point of sale, revenue from services is recognized when the services are rendered, and revenue from e-commerce merchandise sales is generally recognized upon shipment of the merchandise. Revenue is recorded net of related discounts and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operator customers are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Sales are impacted by weather, seasonality, product mix and availability, as well as promotional and competitive activities and the spending habits of our consumers, as well as inflation and interest rates. Growth of our sales is primarily driven by comparable sales growth and expansion of our locations in existing and new markets.

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

As of September 28, 2024, we operated over 1,000 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, high rates of inflation, rising interest rates, general economic slowdown, and potential failures among financial institutions. The direct and indirect impact COVID-19 has had on our financial and operating performance since 2020 has made period-to-period analysis and accurate forecasting difficult. Due to the non-discretionary nature of our products and services, our business delivered strong growth and profitability throughout the pandemic, in spite of restrictions on the operation of our locations and distribution facilities. Significant disruption to our supply chain for products we sell, as a result of geopolitical conflict or otherwise, can also have a material impact on our sales and earnings and cause unpredictable changes in results. In addition, we believe adverse macroeconomic trends and uncertainties including inflation and varying interest rates also increase consumers’ sensitivity to price and result in cost-conscious behavior inclusive of high ticket items, which can result in corresponding declines in sales and/or gross profit.

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

Results of Operations

We derived our consolidated statements of operations for fiscal 2024, 2023, and 2022 from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Year Ended
Statements of Operations Data:	September 28, 2024	September 30, 2023	October 1, 2022
Sales	$1,330,121	$1,451,209	$1,562,120
Cost of merchandise and services sold	853,331	902,986	888,379
Gross profit	476,790	548,223	673,741
Selling, general and administrative expenses	419,673	446,044	434,987
Operating income	57,117	102,179	238,754
Other expense:
Interest expense	70,395	65,438	30,240
Other expenses, net	—	—	397
Total other expense	70,395	65,438	30,637
(Loss) income before taxes	(13,278)	36,741	208,117
Income tax (benefit) expense	10,101	9,499	49,088
Net (loss) income	$(23,379)	$27,242	$159,029
Earnings per share
Basic	$(0.13)	$0.15	$0.86
Diluted	$(0.13)	$0.15	$0.85
Weighted average shares outstanding
Basic	184,694	183,839	184,347
Diluted	184,694	184,716	186,148

Percentage of Sales(1)	(%)	(%)	(%)
Sales	100.0	100.0	100.0
Cost of merchandise and services sold	64.2	62.2	56.9
Gross margin	35.8	37.8	43.1
Selling, general and administrative expenses	31.6	30.7	28.7
Operating income	4.3	7.0	15.3
Other expense:
Interest expense	5.3	4.5	1.9
Other expenses, net	—	-	0.1
Total other expense	5.3	4.5	2.0
Income before taxes	(1.0)	2.5	13.3
Income tax (benefit) expense	0.8	0.7	3.1
Net (loss) income	(1.8)	1.9	10.2
Other Financial and Operations Data:
Number of new and acquired locations, net	13	18	38
Number of locations open at end of period	1,021	1,008	990
Comparable sales growth(2)	(8.8)%	(11.0)%	1.6%
Adjusted EBITDA(3)	$108,744	$168,149	$292,276
Adjusted EBITDA as a percentage of sales(3)	8.2%	11.6%	18.7%
Adjusted net (loss) income(3)	$(1,085)	$51,113	$176,391
Adjusted diluted earnings per share	$(0.01)	$0.28	$0.95

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net (loss) income to Adjusted EBITDA and net (loss) income to Adjusted net income for fiscal 2024, 2023, and 2022 (in thousands).

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Net (loss) income	$(23,379)	$27,242	$159,029
Interest expense	70,395	65,438	30,240
Income tax expense	10,101	9,499	49,088
Depreciation and amortization expense(1)	33,078	34,142	30,769
Equity-based compensation expense(2)	8,650	12,067	11,922
Strategic project costs(3)	2,083	3,004	4,960
Executive transition costs and other(4)	7,816	16,757	6,268
Adjusted EBITDA	$108,744	$168,149	$292,276

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Net (loss) income	$(23,379)	$27,242	$159,029
Equity-based compensation expense(2)	8,650	12,067	11,922
Strategic project costs(3)	2,083	3,004	4,960
Executive transition costs and other (4)	7,816	16,757	6,268
Changes in valuation allowance (5)	11,177	—	—
Tax effects of these adjustments(6)	(7,432)	(7,957)	(5,788)
Adjusted net (loss) income	$(1,085)	$51,113	$176,391

(1)
Includes depreciation related to our distribution centers and store locations, which is reported in cost of merchandise and services sold and selling, general and administrative in our consolidated statements of operations.
(2)
Represents charges related to equity-based compensation and our related payroll tax expense, which are reported in SG&A in our consolidated statements of operations.
(3)
Represents non-recurring costs, such as third-party consulting costs related to first-generation technology initiatives, replacement of systems that have been no longer supported by our vendors, investment in and development of new products outside of the course of continuing operations, or other discrete strategic projects that are infrequent or unusual in nature and potentially distortive to continuing operations. These items are reported in SG&A in our consolidated statements of operations.
(4)
Includes certain senior executive transition costs and severance associated with completed corporate restructuring activities across the organization, losses (gains) on asset dispositions, merger and acquisition costs, and other non-recurring, non-cash, or discrete items as determined by management. Amounts are reported in SG&A in our consolidated statements of operations.
(5)
Represents a non-cash change in valuation allowance for deferred taxes that management does not believe are indicative of our ongoing operations. This item is reported in income tax (benefit) expense in our consolidated statements of operations and we note they may reoccur in the future.
(6)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax (benefit) expense in our consolidated statements of operations.

Comparison of Fiscal 2024 and 2023

Sales

Sales decreased to $1,330.1 million in fiscal 2024 compared to $1,451.2 million in fiscal 2023, a decrease of $121.1 million, or 8.3%. Comparable sales decreased $127.4 million, or 8.8%, compared to fiscal 2023, primarily driven by declines in traffic and average order value. Non-comparable sales including acquisitions and new stores were $7.9 million.

Gross Profit and Gross Margin

Gross profit decreased to $476.8 million in fiscal 2024 compared to $548.2 million in fiscal 2023, a decrease of $71.4 million or 13.0%. Gross margin decreased to 35.8% compared to 37.8% in fiscal 2023, a decrease of 200 basis points. The decrease in gross margin was primarily driven by negative impacts of 121 basis points product rate, 94 basis points from deleverage on occupancy costs and 50 basis points from the expensing of previously capitalized distribution center costs due to significant reductions in inventory during the current year period. Additionally, there was a one-time item of approximately $5.0 million related to rebates and warranties on a contract that has subsequently been revised. The impacts discussed above were partially offset by a 72 basis point reduction related to inventory adjustments and distribution costs.

Selling, General and Administrative Expenses

SG&A decreased to $419.7 million in fiscal 2024 compared to $446.0 million in fiscal 2023, a decrease of $26.3 million or 5.9%. This decrease in SG&A was primarily related to a decrease merchant fees of $6.0 million associated with lower sales, a decrease in payroll costs of $4.0 million mainly due to lower headcount, a decrease in asset write offs of $5.9 million, a decrease in equity compensation of $3.4 million, a decrease in bonus and commissions of $1.9 million, and a decrease in marketing expenses of $1.6 million.

Interest Expense

Interest expense increased to $70.4 million in fiscal 2024 compared to $65.4 million in fiscal 2023, an increase of $5.0 million. This increase was primarily due to higher interest rates on our Term Loan and Revolving Credit Facility.

Income Taxes

Income tax expense was $10.1 million in fiscal 2024 compared to $9.5 million in fiscal 2023, an increase of $0.6 million. The change in income tax expense was the result of the impact of limitations on interest expense deductibility requiring us to record a $11.2 million non-cash valuation allowance against our deferred tax asset, offset by pretax loss in 2024, compared to pretax income in 2023. Our effective tax rate was -76.1% for fiscal 2024 compared to 25.9% for fiscal 2023.

Net (Loss) Income and Diluted Earnings per Share

Net loss was $23.4 million in fiscal 2024 compared to net income of $27.2 million in fiscal 2023, a change of $50.6 million. Diluted earnings per share decreased to $(0.13) in fiscal 2024 compared to $0.15 in fiscal 2023.

Adjusted net loss was $1.1 million in fiscal 2024 compared to income of $51.1 million in fiscal 2023, a change of $52.2 million. Adjusted diluted earnings per share decreased to $(0.01) in fiscal 2024 compared to $0.28 in fiscal 2023.

Adjusted EBITDA

Adjusted EBITDA decreased to $108.7 million in fiscal 2024 compared to $168.1 million in fiscal 2023, a decrease of $59.4 million. The decrease was primarily driven by lower sales volume during the period, combined with decreases in product rate and occupancy deleverage. These were partially offset by lower SG&A and inventory adjustments.

Comparison of Fiscal 2023 and 2022

Sales

Sales decreased to $1,451.2 million in fiscal 2023 from $1,562.1 million in fiscal 2022, a decrease of $110.9 million or 7.1%. Comparable sales decreased $170.5 million, or 11%, compared to fiscal 2022, primarily driven by traffic declines. Non-comparable sales including acquisitions and new stores were $59.6 million compared to the prior year period.

Gross Profit and Gross Margin

Gross profit decreased to $548.2 million in fiscal 2023 from $673.7 million in fiscal 2022, a decrease of $125.5 million or 18.6%. Gross margin decreased to 37.8% compared to 43.1% in fiscal 2022, a decrease of 530 basis points. The decrease in gross margin was primarily driven by a decrease in retail chemical pricing in June 2023, adjustments associated with year-end physical inventory results, adjustments to product rebates based on reduced equipment purchases, and occupancy deleverage associated with the decrease in comparable sales.

Selling, General and Administrative Expenses

SG&A increased to $446.0 million in fiscal 2023 from $435.0 million in fiscal 2022, an increase of $11.0 million or 2.5%. This increase in SG&A was primarily related to $5.5 million increase in executive transition and other costs related to severance payments associated with the elimination of non-customer facing positions and a $6.1 million increase in connection with the costs incurred from the discontinued use of certain software product subscriptions.

Interest Expense

Interest expenses increased to a $65.4 million in fiscal 2023 from $30.2 million in fiscal 2022, an increase of $35.2 million. The increase in interest expense was primarily related to higher interest rates on our Term Loan and Revolving Credit Facility and increased borrowings on our Revolving Credit Facility.

Income Taxes

Income tax expense decreased to $9.5 million in fiscal 2023 compared to $49.1 million in fiscal 2022, a decrease of $39.6 million. The decrease was primarily attributable to lower pretax income. Our effective tax rate was 25.9% for fiscal 2023 compared to 23.6% for fiscal 2022.

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

Adjusted EBITDA

Adjusted EBITDA decreased to $168.1 million in fiscal 2023 compared to $292.3 million fiscal 2022, a decrease of $124.2 million. This decrease was primarily due to the decrease in gross profit.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $108.5 million and $55.4 million as of September 28, 2024 and September 30, 2023, respectively. As of September 28, 2024 and September 30, 2023, we did not have any outstanding borrowings under our Revolving Credit Facility.

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

As of September 28, 2024, outstanding standby letters of credit totaled $10.4 million, and after considering borrowing base restrictions, we had $239.6 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of September 28, 2024, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Net cash provided by operating activities	$107,466	$6,470	$66,644
Net cash used in investing activities	(47,163)	(52,539)	(138,981)
Net cash used in financing activities	(7,218)	(10,804)	(158,868)
Net increase (decrease) in cash and cash equivalents	$53,085	$(56,873)	$(231,205)

Cash Provided by Operating Activities

Net cash provided by operating activities was $107.5 million in fiscal 2024 compared to $6.5 million in fiscal 2023. This increase was primarily driven by changes in working capital related to reductions in inventories of $85.9 million, increases in accounts payable and accrued expenses of $6.7 million, partially offset by an increase in accounts receivable of $18.7 million.

Net cash provided by operating activities was $6.5 million in fiscal 2023 compared to $66.6 million in fiscal 2022. This decrease was primarily driven by lower net income in fiscal 2023.

Cash Used in Investing Activities

Net cash used in investing activities was $47.2 million in fiscal 2024 compared to $52.5 million in fiscal 2023. This decrease was driven by lower investments for business acquisitions, partially offset by increased purchases of property and equipment.

Net cash used in investing activities was $52.5 million in fiscal 2023 compared to $139.0 million in fiscal 2022. This increase was primarily driven by higher investments for business acquisitions.

Cash Used in Financing Activities

Net cash used in financing activities was $7.2 million in fiscal 2024 compared to $10.8 million in fiscal 2023. This decrease was primarily driven by lower payments of employee tax withholding related to restricted stock vesting.

Net cash used in financing activities was $10.8 million in fiscal 2023 compared to $158.9 million in fiscal 2022. This decrease was primarily driven by repurchases and retirement of common stock that occurred in fiscal 2022.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, expiring December 31, 2024. As of September 28, 2024, approximately $147.7 million remained available for future purchases under our share repurchase program (see Note 15—Share Repurchase Program to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Contractual Obligations and Other Commitments

The following table summarizes our contractual cash obligations as of September 28, 2024 (in thousands):

	Payments Due By Period
	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt, net (1)	$783,675	$10,125	$8,100	$8,100	$757,350	$—	$—
Purchase commitments (2)	97,644	79,191	8,334	5,996	2,177	1,946	—
Operating lease obligations (3)	331,784	78,328	83,619	61,402	39,471	24,282	44,682
Total	$1,213,103	$167,644	$100,053	$75,498	$798,998	$26,228	$44,682

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments, which are disclosed in this Annual Report on Form 10-K for the fiscal year ended September 28, 2024. We base these estimates on historical results and various other assumptions we believe to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Vendor Rebates

Many of our vendor arrangements provide for us to receive specified amounts of consideration meet the criteria defined in the agreement. Generally, the criteria relate to the volume level of purchases. We calculate the amount earned based on actual purchases, recorded as a reduction of the prices of the vendor’s products and therefore a reduction of inventory at the end of each period based on a detailed analysis of inventory and of the facts and circumstances of various contractual agreements with vendors. We recognize rebates based on an estimated recognition pattern using historical data, and we record this as a reduction of cost of merchandise and services sold in our consolidated statements of operations. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our reduction of inventory.

Inventories

Inventories are stated at the lower of cost or market or net realizable value. We value inventory using the average cost method which includes costs incurred to deliver inventory to our distribution centers including trasportation, warehousing and distribution costs. We evaluate inventory for excess and obsolescence and record necessary reserves. We provide provisions for losses related to inventories based on management’s judgment regarding historical purchase cost, selling price, margin, and current business trends. If actual demand or market conditions are different than those projected by management, future margins may be unfavorably or favorably affected by adjustments to these estimates. When an inventory item is sold or disposed, the associated reserve is released at that time. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate our inventory reserve.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The interest rates on borrowings under our Revolving Credit Facility and Term Loan were LIBOR-based rates prior to March 2023 and June 2023, respectively. Due to the discontinuation of LIBOR-based rates, we have transitioned the impacted interest rate benchmarks to Term SOFR-based rates. See Note 10—Long-Term Debt, Net to our consolidated financial statements for additional information. Accordingly, we are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility and Term Loan, both of which bear interest at variable rates. As of September 28, 2024, we had $783.7 million outstanding on our Term Loan. No amounts were outstanding on our Revolving Credit Facility as of such date. The impact of a 1.0% rate change on our outstanding balance less contractual amortization would total approximately $8.0 million over the next 12 months.

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

Item 8. Financial Statements and Supplementary Data.

LESLIE’S, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the fiscal years ended September 28, 2024, September 30, 2023, and October 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Leslie’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leslie’s, Inc. (the Company) as of September 28, 2024 and September 30, 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended September 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 27, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Vendor Rebates

Description of the Matter

As discussed in Notes 2 and 13, certain of the Company’s arrangements with vendors provide for consideration when the Company meets the criteria defined in the vendors’ agreements. Such consideration is generally based on purchase volume. The Company may also provide guarantees to its vendors in exchange for incremental rebates. The Company generally accounts for vendor rebate programs as a reduction of the prices of the vendor’s products and therefore a reduction of the cost of inventory. The Company estimates the recognition pattern of vendor rebate income based on historical trending and data and recognizes such consideration as a reduction of cost of merchandise and services sold. The Company had $21.8 million of vendor rebate receivables as of September 28, 2024.

Auditing vendor rebates was challenging due to the extent of audit effort required resulting from the volume of individual transactions, the complexities in evaluating the Company’s compliance with the terms of the vendor agreements and the estimation uncertainty in calculating the guarantee obligation given the limited available historical data.
How we Addressed the Matter in Our Audit

To test the vendor rebates, we performed audit procedures that included, among others, assessing the estimation methodology used by management. We tested a sample of vendor rebate agreements by evaluating the inputs used and the terms of the contracts. We recalculated the amount of vendor rebate income earned and the related reduction of the carrying cost of inventory based on the inputs and the terms of the agreements. We tested the Company’s pattern of recognition of vendor rebate income as a reduction of cost of merchandise and services sold and tested deferred rebate income for appropriateness and consistency with authoritative accounting guidance. We tested a sample of the inputs used in the guarantee liability to the historical costs incurred and recalculated the guarantee obligation. In addition, we selected a sample of vendor rebate receivables and confirmed the amount outstanding directly with the vendors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Phoenix, Arizona

November 27, 2024

LESLIE’S, INC.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	September 28, 2024	September 30, 2023
Assets
Current assets
Cash and cash equivalents	$108,505	$55,420
Accounts and other receivables, net	45,467	29,396
Inventories	234,283	311,837
Prepaid expenses and other current assets	34,179	23,633
Total current assets	422,434	420,286
Property and equipment, net	98,447	90,285
Operating lease right-of-use assets	270,488	251,460
Goodwill and other intangibles, net	215,127	218,855
Deferred tax assets	4,168	7,598
Other assets	39,661	45,951
Total assets	$1,050,325	$1,034,435
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$67,622	$58,556
Accrued expenses and other current liabilities	106,713	90,598
Operating lease liabilities	63,357	62,794
Income taxes payable	1,127	5,782
Current portion of long-term debt	8,100	8,100
Total current liabilities	246,919	225,830
Operating lease liabilities, noncurrent	209,067	193,222
Long-term debt, net	769,065	773,276
Other long-term liabilities	2,423	3,469
Total liabilities	1,227,474	1,195,797
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 184,969,296 and 184,333,670 issued and outstanding as of September 28, 2024 and September 30, 2023 respectively.	185	184
Additional paid in capital	106,871	99,280
Retained deficit	(284,205)	(260,826)
Total stockholders’ deficit	(177,149)	(161,362)
Total liabilities and stockholders’ deficit	$1,050,325	$1,034,435

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Sales	$1,330,121	$1,451,209	$1,562,120
Cost of merchandise and services sold	853,331	902,986	888,379
Gross profit	476,790	548,223	673,741
Selling, general and administrative expenses	419,673	446,044	434,987
Operating income	57,117	102,179	238,754
Other expense:
Interest expense	70,395	65,438	30,240
Other expenses, net	—	—	397
Total other expense	70,395	65,438	30,637
(Loss) income before taxes	(13,278)	36,741	208,117
Income tax expense	10,101	9,499	49,088
Net (loss) income	$(23,379)	$27,242	$159,029
Earnings per share:
Basic	$(0.13)	$0.15	$0.86
Diluted	$(0.13)	$0.15	$0.85
Weighted average shares outstanding:
Basic	184,694	183,839	184,347
Diluted	184,694	184,716	186,148

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

	Common Stock		Additional Paid in Capital	Retained	Total Stockholders’
	Shares	Amount	(Deficit)	Deficit	Deficit
Balance, October 2, 2021	189,821	$190	$204,711	$(422,459)	$(217,558)
Issuance of common stock under the Plan	1,160	1	1,377	—	1,378
Equity-based compensation	—	—	11,346	—	11,346
Repurchase and retirement of common stock	(7,500)	(8)	(127,500)	(24,638)	(152,146)
Net income	—	—	—	159,029	159,029
Balance, October 1, 2022	183,481	$183	$89,934	$(288,068)	$(197,951)
Issuance of common stock under the Plan	1,057	1	—	—	1
Equity-based compensation	—	—	11,703	—	11,703
Restricted stock units surrendered in lieu of withholding taxes	(204)	—	(2,357)	—	(2,357)
Net income	—	—	—	27,242	27,242
Balance, September 30, 2023	184,334	$184	$99,280	$(260,826)	$(161,362)
Issuance of common stock under the Plan	792	1	—	—	1
Equity-based compensation	—	—	8,589	—	8,589
Restricted stock units surrendered in lieu of withholding taxes	(157)	—	(998)	—	(998)
Net loss	—	—	—	(23,379)	(23,379)
Balance, September 28, 2024	184,969	$185	$106,871	$(284,205)	$(177,149)

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Operating Activities
Net (loss) income	$(23,379)	$27,242	$159,029
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,078	34,142	30,769
Equity-based compensation	8,589	11,703	11,346
Amortization of deferred financing costs and debt discounts	2,191	2,100	1,982
Provision for doubtful accounts	1,466	193	1,186
Deferred income taxes	3,430	(6,330)	2,466
Loss on asset dispositions	464	6,396	466
Changes in operating assets and liabilities:
Accounts and other receivables	(18,684)	16,101	(7,621)
Inventories	85,879	54,331	(143,147)
Prepaid expenses and other current assets	(1,019)	(3,466)	(1,476)
Other assets	6,861	(9,990)	(12,670)
Accounts payable	1,889	(97,900)	55,496
Accrued expenses	5,209	(22,148)	(31,655)
Income taxes payable	(4,655)	(6,729)	5,566
Operating lease assets and liabilities, net	6,147	825	(5,093)
Net cash provided by operating activities	107,466	6,470	66,644
Investing Activities
Purchases of property and equipment	(47,244)	(38,577)	(31,726)
Business acquisitions, net of cash acquired	—	(15,549)	(107,663)
Proceeds from asset dispositions	81	1,587	408
Net cash used in investing activities	(47,163)	(52,539)	(138,981)
Financing Activities
Borrowings on Revolving Credit Facility	140,500	264,000	45,000
Payments on Revolving Credit Facility	(140,500)	(264,000)	(45,000)
Repayment of long-term debt	(6,075)	(8,100)	(8,100)
Payment on finance lease	(145)	—	—
Payment of deferred financing costs	—	(347)	—
Proceeds from options exercised	—	—	1,378
Repurchase and retirement of common stock	—	—	(152,146)
Payments of employee tax withholdings related to restricted stock vesting	(998)	(2,357)	—
Net cash used in financing activities	(7,218)	(10,804)	(158,868)
Net increase (decrease) in cash and cash equivalents	53,085	(56,873)	(231,205)
Cash and cash equivalents, beginning of year	55,420	112,293	343,498
Cash and cash equivalents, end of year	$108,505	$55,420	$112,293
Supplemental Information:
Interest	$63,242	$63,059	$32,617
Income taxes, net of refunds received	10,933	22,559	41,149

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to fiscal 2024, 2023, and 2022 refer to the 52 weeks ended September 28, 2024, September 30, 2023, and October 1, 2022, respectively.

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

Seasonality

Our business is highly seasonal. Sales and earnings are highest during our third and fourth fiscal quarters, which include April through September, which represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters, when we typically generate net losses and we realize negative operating cash flow.

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

As of September 28, 2024 and September 30, 2023, we held no assets that were required to be measured at fair value on a recurring basis. There were no transfers between levels in the fair value hierarchy during fiscal 2024, 2023, and 2022, respectively.

The fair value of our Amended and Restated Term Loan Credit Agreement (“Term Loan”) due in 2028 was determined to be $758.2 million and $774.9 million as of September 28, 2024 and September 30, 2023, respectively. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Vendor Rebates

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we meet the criteria defined in the agreement. Generally, the criteria relate to the volume level of purchases. We calculate the amount earned based on actual purchases, recorded as a reduction of the prices of the vendor’s products and therefore a reduction of inventory at the end of each period based on a detailed analysis of inventory and of the facts and circumstances of various contractual agreements with vendors. We recognize rebates based on an estimated recognition pattern using historical data, and we record this as a reduction of cost of merchandise and services sold in our consolidated statements of operations. Accounts and other receivables include vendor rebate receivables of $21.8 million and $4.7 million as of September 28, 2024 and September 30, 2023, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is calculated based on historical experience, counterparty credit risk, consumer credit risk and application of the specific identification method.

Inventories

Inventories are stated at the lower of cost or market or net realizable value. We value inventory using the average cost method which includes costs incurred to deliver inventory to our distribution centers including trasportation, warehousing and distribution costs. We evaluate inventory for excess and obsolescence and record necessary reserves. We provide provisions for losses related to inventories based on management’s judgment regarding historical purchase cost, selling price, margin, movements, and current business trends. If actual demand or market conditions are different than those projected by management, future margins may be unfavorably or favorably affected by adjustments to these estimates. When an inventory item is sold or disposed, the associated reserve is released at that time.

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

Depreciation and amortization are computed using the straight-line method. These charges are based on the following range of useful lives:

Building and improvements	5-39 years
Vehicles, machinery and equipment	3-15 years
Office furniture, computers and software	3-7 years
Leasehold improvements	5-10 years, not to exceed the lease life

We evaluate our long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The evaluation for long-lived assets (asset group) is performed at the lowest level of identifiable cash flows, which, for location assets, is the individual location level. The assets of a physical location with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flows with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. Impairment charges are recorded in SG&A in our consolidated statements of operations. There was no impairment charge in fiscal 2024, 2023, or 2022.

Cloud Computing Arrangements

From time-to-time, we enter into various agreements with unaffiliated third parties for assistance with technical development work related to our security-related software and systems and other ongoing projects. Expenditures for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor are capitalized generally in the same manner as internal use software and are recorded as other assets in our consolidated balance sheets. Such costs are amortized over the life of the related cloud computing arrangement. As of September 28, 2024 and September 30, 2023, approximately $9.4 million and $5.9 million associated with these agreements are included in prepaid expenses and other current assets in our consolidated balance sheets, respectively. Approximately $37.2 million and $44.1 million associated with these agreements are included in other assets in our consolidated balance sheets as of September 28, 2024 and September 30, 2023, respectively. In addition, for the year ended September 30, 2023, the Company recognized $6.3 million of expense in connection with the discontinued use of certain software subscriptions which is recorded in SG&A in our consolidated statements of operations and a corresponding $4.4 million liability for future obligations associated with these subscriptions. For the year ended September 28, 2024, there was $2.8 million liability remaining for those future obligations included in accrued expenses and other current liabilities in our consolidated balance sheets.

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

If a quantitative test is performed, we would estimate the value considering the use of various valuation techniques which may use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about sales growth, operating margins, discount rates and valuations multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Some of the inherent estimates and assumptions used in this analysis are outside the control of management, including cost of capital, tax rates and market EBITDA comparable financial metrics.

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

After we made our assessments, it was determined that there was no impairment related to goodwill or other intangible assets during fiscal 2024, 2023, and 2022.

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

We lease certain retail locations, warehouse and distribution space, office space, equipment, and vehicles. A substantial majority of our leases have an initial lease term of five years, typically with the option to extend the lease for at least one additional five-year term. Some of our leases may include the option to terminate in less than five years. The lease term used to calculate the right-of-use asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including market conditions, real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these considerations, we generally conclude that the exercise of renewal options would not be reasonably certain in calculating our operating lease liability at commencement. The discount rate used to calculate the present value of lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use a secured incremental borrowing rate, which is updated on a periodic basis as the discount rate for the present value of lease payments. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are generally our obligations under our lease agreements. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligation for those payments is incurred. For variable payments dependent upon an index or rate, we apply the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the measurement of our operating lease liabilities as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases that have a term of 12 months or less upon commencement are considered short-term in nature and as such are not included in the measurement of our operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. In addition, we do not separate lease and non-lease components (e.g., common area maintenance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Our loyalty program, Pool Perks®, allows members to earn reward points based on their purchases. Once a loyalty member achieves a certain point level, the member earns an award that may be used on future purchases. Points and awards are valid for 12 months from issuance. We defer revenue related to earned points and awards that have not yet been redeemed. The amount of deferred revenue is based on the estimated standalone selling price of points and awards earned by members and reduced by the percentage of points and awards expected to be redeemed. Estimating future redemption rates requires judgment based on current trends and historical patterns. Revenue is recognized when the rewards are redeemed and expired. To the extent we have a change in our breakage estimates, the corresponding amount of change is recognized in revenue. As of September 28, 2024 and September 30, 2023, deferred revenue related to the loyalty program was $4.4 million and $5.6 million, respectively, and is included in accrued expenses in our consolidated balance sheets.

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

Advertising

We expense advertising costs as incurred. Advertising costs for fiscal 2024, 2023, and 2022 were approximately $33.4 million, $35.1 million, and $38.0 million, respectively.

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

We determined there were no material uncertain tax positions as of September 28, 2024 and September 30, 2023.

Equity-Based Compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period for awards expected to vest. See Note 16—Equity-Based Compensation for further discussion.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed giving effect to all potentially dilutive shares, unless their effect is antidilutive. We apply the treasury stock method for dilutive share-based awards. Performance-based share-based awards are included in diluted shares only if the related performance conditions have been considered satisfied as of the end of the reporting period.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

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

Fiscal 2024 Acquisitions

In fiscal 2024, we had no acquisitions.

Fiscal 2023 Acquisitions

In fiscal 2023, we acquired five businesses for an aggregate purchase price of $15.5 million, net of cash acquired. These acquisitions expanded our pool and spa footprint and added 12 new locations across Arizona, California, Florida, and Louisiana.

The following table summarizes the purchase consideration (in thousands):

Total
Total purchase consideration, net of cash acquired	$15,549
Fair value of assets acquired and liabilities assumed:
Inventories	4,518
Finite-lived intangible assets	2,700
Other assets and liabilities, net	152
Total assets acquired, net of liabilities assumed	7,370
Goodwill	$8,179

Note 4—Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	September 28, 2024	September 30, 2023
Balance at beginning of the year	$180,698	$173,513
Acquisitions, net of measurement period adjustments	—	7,185
Balance at the end of the year	$180,698	$180,698

Other Intangible Assets

Other intangible assets consisted of the following as of September 28, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.9	$22,100	$(5,355)	$16,745
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	4.4	2,260	(1,368)	892
Consumer relationships	6.6	15,400	(8,038)	7,362
Other intangibles	4.1	4,000	(3,920)	80
Total		$53,110	$(18,681)	$34,429

Other intangible assets consisted of the following as of September 30, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.8	$26,740	$(7,958)	$18,782
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.4	8,683	(7,585)	1,098
Consumer relationships	7.4	24,100	(15,317)	8,783
Other intangibles	5.1	6,620	(6,476)	144
Total		$75,493	$(37,336)	$38,157

Other intangible assets consisted of the following as of October 1, 2022 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	11.0	$24,440	$(5,907)	$18,533
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	6.5	8,683	(7,379)	1,304
Consumer relationships	7.9	24,100	(13,339)	10,761
Other intangibles	6.2	6,620	(6,380)	240
Total		$73,193	$(33,005)	$40,188

Amortization expense was $3.7 million, $4.3 million, and $3.0 million in fiscal 2024, 2023, and 2022, respectively. No impairment of goodwill or other intangible assets was recorded during fiscal 2024, 2023, and 2022.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our consolidated balance sheet as of September 28, 2024 (in thousands):

Amount
2025	3,632
2026	3,385
2027	3,262
2028	3,154
2029	2,833
Thereafter	8,813
Total	$25,079

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	September 28, 2024	September 30, 2023
Vendor and other rebates receivable	$24,713	$6,818
Customer receivables	18,262	18,334
Other receivables	4,723	5,900
Allowance for doubtful accounts	(2,231)	(1,656)
Total	$45,467	$29,396

Note 6—Inventories

Inventories consisted of the following (in thousands):

	September 28, 2024	September 30, 2023
Raw materials	$3,381	$3,076
Finished goods	230,902	308,761
Total	$234,283	$311,837

Changes in inventory excess and obsolescence reserves were as follows (in thousands):

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Sale or Disposal of Inventories	Balance at End of Period
Fiscal 2024	$6,924	$8,413	$—	$15,337
Fiscal 2023	$5,871	$4,387	$(3,334)	$6,924
Fiscal 2022	$5,856	$865	$(850)	$5,871

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 28, 2024	September 30, 2023
Prepaid insurance	$1,120	$1,236
Prepaid occupancy costs	2,132	1,967
Prepaid sales tax	3,719	4,060
Prepaid maintenance	4,388	4,426
Prepaid other	13,380	6,027
Other current assets	9,440	5,917
Total	$34,179	$23,633

Note 8—Property and Equipment

Property and equipment consist of the following (in thousands):

	September 28, 2024	September 30, 2023
Land	$5,401	$5,401
Buildings and improvements	10,141	10,063
Vehicles, machinery and equipment	44,925	42,663
Leasehold improvements	199,402	200,968
Office furniture, computers and software	115,129	178,733
Construction in process	9,886	12,389
Equipment under finance lease	565	—
	$385,449	$450,217
Less: accumulated depreciation and amortization	(287,002)	(359,932)
Total	$98,447	$90,285

Depreciation and amortization expense on property and equipment was $29.2 million, $29.8 million, and $27.8 million in fiscal 2024, 2023, and 2022, respectively. Construction in process primarily consisted of leasehold improvements related to new or remodeled locations where construction had not been completed by the end of the period and internal use software as of September 28, 2024 and September 30, 2023.

Capitalized software additions placed into service were $2.1 million, $5.2 million, and $6.5 million in fiscal 2024, 2023, and 2022, respectively. Amortization expense on capitalized software was $3.9 million, $4.9 million, and $6.1 million in fiscal 2024, 2023, and 2022, respectively. Capitalized software accumulated amortization totaled approximately $19.2 million and $22.0 million as of September 28, 2024 and September 30, 2023, respectively. Capitalized software and development costs remaining to be amortized were approximately $6.0 million and $11.6 million as of September 28, 2024 and September 30, 2023, respectively.

Note 9—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 28, 2024	September 30, 2023
Accrued payroll and employee benefits	$20,813	$18,558
Customer deposits	5,289	7,356
Interest	5,545	581
Inventory related accruals	13,586	13,843
Loyalty and deferred revenue	6,269	6,785
Sales tax	8,282	9,146
Self-insurance reserves	9,287	9,138
Other accrued liabilities	37,642	25,191
Total	$106,713	$90,598

As of September 28, 2024, September 30, 2023, and October 1, 2022, approximately $1.0 million, $1.5 million, and $1.1 million of capital expenditures were included in other accrued liabilities, respectively.

Note 10—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		September 28, 2024	September 30, 2023
Term Loan	8.11%	(2)	$783,675	$789,750
Revolving Credit Facility	—%	(3)	—	—
Total long-term debt			783,675	789,750
Less: current portion of long-term debt			(8,100)	(8,100)
Less: unamortized discount			(1,818)	(2,316)
Less: deferred financing charges			(4,692)	(6,058)
Total long-term debt, net			$769,065	$773,276

(1)
Effective interest rates as of September 28, 2024.
(2)
Carries interest at a specified margin over the Term Secured Overnight Financing Rate (“SOFR”) between 2.50% and 2.75% with a minimum SOFR of 0.50% plus a SOFR adjustment.
(3)
Carries interest at a specific margin between 0.25% and 0.75% with respect to base rate loans and between 1.25% and 1.75% with respect to Term SOFR loans, with a SOFR adjustment.

Term Loan

In June 2023, we entered into Amendment No. 1 (“Term Loan Amendment”) to our Term Loan. The Term Loan Amendment (i) replaced the existing LIBOR-based interest rate benchmark with a Term SOFR-based benchmark and (ii) amended certain other related terms and provisions, including the addition of a SOFR adjustment of (a) 0.11448% per annum for one-month, (b) 0.26161% per annum for three months, and (c) 0.42826% per annum for three months. The other material terms of the Term Loan remained substantially unchanged.

The Term Loan provides for an $810.0 million secured term loan facility with a maturity date of March 9, 2028. Borrowings under the Term Loan have an initial applicable rate, at our option, of (i) 2.75% for loans that are Term SOFR loans and (ii) 1.75% for loans that are Alternate Base Rate, (“ABR”) loans (the “Applicable Rate”). The Applicable Rate of the Term Loan is based on our first lien leverage ratio as follows: (a) if the first lien leverage ratio is greater than 2.75 to 1.00, the applicable rate will be 2.75% for Term SOFR loans and 1.75% for ABR loans and (b) if the first lien leverage ratio is less than or equal to 2.75 to 1.00, the applicable rate will be 2.50% for Term SOFR loans and 1.50% for ABR loans. For Term SOFR loans, the loans will bear interest at the Term SOFR-based benchmark rate plus the Applicable Rate and the SOFR adjustment, as defined above.

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

As of September 28, 2024 and September 30, 2023, no amounts were outstanding under the Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $10.4 million and $11.4 million of existing standby letters of credit as of September 28, 2024 and September 30, 2023, respectively.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No events of default occurred as of September 28, 2024 and September 30, 2023.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of September 28, 2024 (in thousands):

Amount
2025	10,125
2026	8,100
2027	8,100
2028	757,350
2029	—
Thereafter	—
Total	$783,675

Note 11—Leases

Leases

We lease certain locations, office, distribution, and manufacturing facilities under operating leases that expire at various dates through May 2049. We are obligated to make cash payments in connection with various lease obligations and purchase commitments. All of these obligations require cash payments to be made by us over varying periods of time. Certain leases are renewable at our option typically for periods of five or more years. Certain of these arrangements are cancelable on short notice and others require payments upon early termination.

The following table summarizes the components of lease expense (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Operating lease expense	$83,982	$79,741	$72,922
Finance lease amortization of ROU asset	165	—	—
Finance lease interest on lease liability	15	—	—
Total net lease expense	$84,162	$79,741	$72,922

As of September 28, 2024 and September 30, 2023, operating lease right-of-use assets obtained in exchange for operating and financing lease liabilities totaled $12.3 million and $11.1 million, respectively.

The following table presents the weighted-average remaining lease term and discount rate for both operating and financing leases:

	September 28, 2024	September 30, 2023
Weighted-average remaining operating lease term	5.3 years	5.0 years
Weighted-average discount rate - operating leases	6.4%	6.2%
Weighted-average remaining finance lease term	1.4 years	-
Weighted-average discount rate - finance leases	5.0%	-

The following table summarizes the future annual minimum lease payments for both operating and financing leases as of September 28, 2024 (in thousands):

	Operating	Financing
2025	$78,328	$323
2026	83,619	128
2027	61,402	—
2028	39,471	—
2029	24,282	—
Thereafter	44,682	—
Total	$331,784	$451
Less: amount of lease payments representing imputed interest	59,360	15
Present value of future minimum lease payments	272,424	436
Less: current lease liabilities	63,357	313
Lease liabilities, noncurrent	$209,067	$123

Note 12—Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Current:
Federal	$5,517	$13,425	$37,886
State	1,154	2,404	8,736
Total Current	6,671	15,829	46,622
Deferred:
Federal	2,879	(5,608)	2,556
State	551	(722)	(90)
Total Deferred	3,430	(6,330)	2,466
Total income tax provision	$10,101	$9,499	$49,088

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Federal income tax at statutory rate	$(2,788)	$7,716	$43,705
Equity-based compensation	1,430	129	(1,025)
Section 162(m) limitation	651	520	805
Permanent differences	87	82	96
Change in valuation allowance	11,177	—	—
State taxes, net of federal benefit	(82)	1,109	6,734
Credits	(318)	—	—
Other	(56)	(57)	(1,227)
Total income tax provision	$10,101	$9,499	$49,088

Our effective income tax rate for fiscal 2024 was -76.1% as compared to 25.9% in fiscal 2023.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are summarized below (in thousands):

	September 28, 2024	September 30, 2023
Deferred tax assets:
Compensation accruals	$2,063	$1,878
Inventories	4,564	1,237
Lease liabilities	67,046	64,619
Equity-based compensation	1,996	2,503
Reserves and other accruals	6,590	2,696
Interest limitation	14,858	7,615
Capitalized research expenditures	1,646	2,017
Total deferred tax assets	98,763	82,565
Deferred tax liabilities:
Property, plant, and equipment	(4,649)	(4,387)
Intangibles	(8,299)	(6,109)
Lease assets	(65,646)	(61,835)
Deferred financing cost	(218)	(253)
Other	(4,606)	(2,383)
Total deferred tax liabilities	(83,418)	(74,967)
Valuation allowance	(11,177)	—
Deferred tax assets (liabilities), net	$4,168	$7,598

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The interest expense limitations passed in the Tax Cuts and Jobs Act created a deferred tax asset to the extent current year interest expense is not deductible. In determining the need for a valuation allowance we consider both the positive and negative evidence including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods. In September 2024, management applied judgment and concluded that it is more-likely-than-not a portion of our deferred tax assets will not be realized due to certain limitations and recorded a valuation allowance of $11.2 million.. As of September 28, 2024, and September 30, 2023, we recorded a valuation allowance of $11.2 million and zero, respectively.

We are subject to United States federal and state taxes in the normal course of business and our income tax returns are subject to examination by the relevant tax authorities. We are no longer subject to United States federal examinations by taxing authorities for calendar years before 2021 and no longer subject to state examinations for calendar years before 2020.

Our liability for unrecognized tax benefits is as follows (in thousands):

	September 28, 2024	September 30, 2023
Balance at beginning of period	$—	$—
Gross increases - tax positions in prior period	—	—
Gross increases - tax positions in current period	392	—
Balance at end of period	$392	$—

The total amount of gross unrecognized tax benefits was $0.3 million as of September 28, 2024.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. No material amounts were recognized during any of the periods presented. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.

In August 2022, the Inflation Reduction Act of 2022 was signed into law and contains provision effective January 1, 2023 which were not material to the Company’s income tax provision.

Note 13—Commitments & Contingencies

Contingencies

On September 8, 2023, a class action complaint for violation of federal securities laws was filed by West Palm Beach Police Pension Fund in the U.S. District Court for the District of Arizona against us, our former Chief Executive Officer and our former Chief Financial Officer. On December 1, 2023, the court appointed lead plaintiff, and on February 20, 2024, the lead plaintiff filed an amended and consolidated complaint. The amended and consolidated complaint alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts about our financial guidance, business operations and prospects, and seeks class certification, damages, interest, attorneys’ fees, and other relief. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

On March 13, 2024 and March 14, 2024, derivative actions were separately filed in the U.S. District Court for the District of Arizona and Delaware by John Clemens and Sally Flynn, on behalf of the company, and against our officers and directors. Both complaints include substantially the same allegations as those in the securities class action, and allege that the defendant directors and officers harmed the Company by either making false or misleading statements, or allowing false or misleading statements to be made. The complaints seek the award of damages, costs, and attorney’s fees, and other declaratory relief. The parties in both the Arizona and Delaware derivative actions have filed stipulations to stay the actions pending resolution of the securities class action. Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.

We are also defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect on our consolidated financial position or results of operations. We did not record any material loss contingencies as of September 28, 2024, September 30, 2023, and October 1, 2022.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of September 28, 2024 and September 30, 2023. We had standby letters of credit outstanding in the amount of $10.5 million and $11.4 million as of September 28, 2024 and September 30, 2023, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Vendor Guarantee

In August 2024, the Company entered into an amended agreement with one of its vendors in which the Company provided a guarantee of certain existing and future warranty obligations of the vendor’s products. In exchange for providing the guarantee, the Company was provided additional rebates on past and future purchases from the vendor. The amended agreement was retroactive to January 1, 2024 with a term of four years.

Under the terms of the guarantee, the Company is required to reimburse the vendor for parts used for warranty worked performed. The guarantee has no limitation on the maximum potential future payment of warranty costs under the agreement. The Company recognized a liability in accrued expenses associated with this guarantee at an estimated fair value of approximately $10.7 million. The corresponding asset related to the expected discounts on future purchases is recorded in prepaid expenses and other current assets. The amortization of this balance will be recorded as cost of goods sold during the term of the amended agreement. As of September 28, 2024, the liability related to the guarantee was $9.5 million.

Subsequent to fiscal year end, the Company and the vendor amended the amended agreement effective September 29, 2024 to eliminate the guarantee and reduce rebates on future purchases. As a result, the Company will derecognize the warranty guarantee liability and the other current asset balance in the first quarter of fiscal 2025.

Purchase Commitments

In addition to our lease obligations, we maintain future purchase commitments related to inventory and operational requirements.

The following table summarizes the future minimum purchase commitments as of September 28, 2024 (in thousands):

Amount
2025	79,191
2026	8,334
2027	5,996
2028	2,177
2029	1,946
Thereafter	—
Total	$97,644

Note 14—401(K) Plan

We provide for the benefit of our employees a voluntary defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees and provides for a matching contribution by us of 50% of each participant’s contribution of up to 4% of the individual’s compensation as defined. The expenses related to this plan were $1.4 million, $1.5 million, and $1.4 million in fiscals 2024, 2023 and 2022, respectively.

Note 15—Share Repurchase Program

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

As of September 28, 2024, approximately $147.7 million remained available for future purchases under our share repurchase program.

During the years ended September 28, 2024 and September 30, 2023 no shares were repurchased.

Note 16—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”), which was amended and restated by our shareholders at our 2024 Annual Meeting of Shareholders. The Plan provides for various types of awards, including non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. As of September 28, 2024, we had approximately 14.5 million shares of common stock available for future grants under the Plan.

As of September 28, 2024, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $15.5 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon satisfaction of time-based requirements. The following tables summarize our Stock Option activity under the Plan (in thousands, except per share amounts):

	Year Ended
	September 28, 2024		September 30, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	3,308	$18.10	3,780	$18.24
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Expired	(1,430)	17.64	(472)	19.25
Balance, Ending	1,878	$18.46	3,308	$18.10

Vested and exercisable as of September 28, 2024	1,639	$18.33	1,980	$18.18

September 28, 2024
Aggregate intrinsic value of Stock Options outstanding	$—
Unamortized value of unvested Stock Options	$372
Weighted average years that expense is expected to be recognized	0.5
Weighted average remaining contractual years outstanding	6.6

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan (in thousands, except per share amounts):

	Year Ended
	September 28, 2024		September 30, 2023
	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	2,084	$11.92	2,297	$10.04
Granted (1)	2,937	4.73	1,487	11.19
Vested	(793)	9.30	(1,057)	7.00
Forfeited	(1,181)	9.04	(643)	11.58
Balance, Ending	3,047	$6.79	2,084	$11.92

(1)
For the year ended September 28, 2024, granted amounts include 0.4 million PSUs granted subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during fiscal years 2024 and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $5.43. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

For the year ended September 30, 2023, granted amounts includes 0.3 million PSUs granted in December 2022 subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during each of fiscal years 2024, 2025, and 2026. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $12.04. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

September 28, 2024
Unamortized value of unvested RSUs/PSUs (in thousands):	$15,082
Weighted average period (years) expense is expected to be recognized	2.5

During the fiscal years ended September 28, 2024 and September 30, 2023 equity-based compensation expense was $8.6 million and $11.7 million, respectively. Equity-based compensation expense is reported in SG&A in our consolidated statements of operations.

Note 17—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Numerator:
Net (loss) income	$(23,379)	$27,242	$159,029
Denominator:
Weighted average shares outstanding - basic	184,694	183,839	184,347
Effect of dilutive securities:
Stock Options	—	—	—
RSUs	—	877	1,801
Weighted average shares outstanding - diluted	184,694	184,716	186,148

Basic earnings per share	$(0.13)	$0.15	$0.86
Diluted earnings per share	$(0.13)	$0.15	$0.85

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Stock Options	2,590	3,539	4,020
RSUs	1,387	2,154	601
Total	3,977	5,693	4,621

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as of September 28, 2024. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) have concluded that our disclosure controls and procedures were not effective as of September 28, 2024, due to the material weaknesses in our internal control over financial reporting described below (and as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 28, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, our management concluded that we did not maintain effective internal control over financial reporting as of September 28, 2024 due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we identified a material weakness in the Company’s internal control over financial reporting related to the operation of controls over the performance of a subset of the Company’s physical inventories held at certain locations to validate inventory levels and the completeness and accuracy of data used in validating the appropriateness of inventory costing for a subset of the Company’s inventories and inventory reserves.

We also identified a material weakness in the Company’s internal control over financial reporting related to the design and operation of controls over the Company’s vendor rebate process.

These material weaknesses did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. However, the deficiencies created a reasonable possibility that material misstatements to the consolidated financial statements would not be prevented or detected on a timely basis.

Management has analyzed the material weaknesses and performed additional analysis and procedures in preparing our consolidated financial statements. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented. Ernst & Young LLP, an independent registered public accounting firm who audited and reported on our consolidated financial statements included in this report, has issued an adverse report on the effectiveness of our internal control over financial reporting as of September 28, 2024, included in their report below.

Ongoing Remediation Efforts

As previously disclosed in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and as disclosed above in this Annual Report on Form 10-K, we continue to implement a plan to address the material weaknesses in internal control over financial reporting that are described above. We have devoted and intend to continue to devote significant time and resources to enhance the design and implementation of our existing controls and procedures and to create new complementary and compensating controls as needed. With respect to inventory controls, the following remediation activities, amongst others, have taken place as of September 28, 2024:

•
examined our current controls and identified the root cause(s) for the deficiencies;
•
examined and enhanced the procedures regarding certain of our annual physical inventory counts, including the augmentation of employee training and validation of system generated reports utilized in performing certain annual physical counts and clarification of instructions as to the process for recording adjustments to inventory as a result of physical counts and validation of data used in inventory costing; and
•
enhanced supervision of personnel during and subsequent to physical inventory counts to confirm compliance with our established policies.

We are further enhancing the execution of existing inventory controls as follows:

•
backfilling open roles with individuals who have the requisite accounting and internal controls knowledge and experience to complement the existing accounting team;
•
assessing the specific training needs for newly hired and existing personnel and developing and delivering training programs designed to uphold our internal control standards; and
•
examining and enhancing the procedures regarding the completeness and accuracy of data utilized in computing inventory reserves.

With respect to vendor rebates, the following remediation activities, among others, have taken place as of September 28, 2024:

•
examined our current controls and identified the root cause(s) for the deficiencies; and
•
implemented and enhanced controls that aid in the detection of potential material deviations that may impact our financial reporting.

We are further enhancing the design and execution of existing controls and creating new controls as needed regarding vendor rebates as follows:

•
enhancing controls to detect potential material misstatements in the data utilized to calculate vendor rebates earned and the timing of vendor rebate income recognition;
•
implementing and enhancing controls related to technical accounting reviews of top vendor rebate agreements prior to contract execution;
•
backfilling open roles with individuals who have the requisite accounting and internal controls knowledge and experience to complement the existing accounting team; and
•
assessing the specific training needs for newly hired and existing personnel and developing and delivering training programs designed to uphold our internal control standards.

The actions we are taking are subject to continued senior management review as well as audit committee oversight. We intend to remediate these material weaknesses as soon as possible, and we believe the measures described above will help remediate the material weaknesses and strengthen our internal control over financial reporting. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that these controls are operating effectively. We anticipate that our remediation activities will be completed during fiscal year 2025. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain remediation measures described above.

Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended September 28, 2024. Except as described above, we determined that there were no changes in our internal control over financial reporting during the quarter ended September 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Leslie’s, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Leslie’s, Inc.’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Leslie’s, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 28, 2024, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 28, 2024 and September 30, 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended September 28, 2024, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated November 27, 2024 which expressed an unqualified opinion thereon.

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

November 27, 2024

Item 9B. Other Information.

(a) Information Required to be Disclosed on Form 8-K

None.

(b) Trading Plans

During the quarter ended September 28, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as indicated below, information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Corporate Governance,” “Proposal 1: Election of Directors,” “Information about Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Beneficial Ownership of Securities” and “Compensation Discussion and Analysis.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the headings “Certain Relationships and Related Party Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services.

Information responsive to this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K, including under the heading “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm.”

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
(3)
Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Sixth Amended and Restated Certificate of Incorporation, effective as of March 16, 2023	8-K	3.1	3/19/2023
3.2	Amended and Restated Bylaws, effective as of August 13, 2024	8-K	3.1	8/15/2024
4.1	Indenture, dated as of August 16, 2016, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.1	10/22/2020
4.2	First Supplemental Indenture, dated as of October 26, 2016, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.2	10/22/2020
4.3	Second Supplemental Indenture, dated as of February 3, 2017, by and among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as Trustee	S-1/A	4.3	10/22/2020
4.8	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	4.5	12/23/2020
10.1#	Form of Indemnification Agreement between Leslie’s, Inc. and its directors and officers	S-1/A	10.1	10/22/2020
10.2#	2020 Amended and Restated Omnibus Incentive Plan	8-K	10.1	3/19/2024
10.3#	Form of Stock Option Agreement pursuant to 2020 Omnibus Incentive Plan	S-1/A	10.3	10/22/2020
10.4#	Form of Restricted Stock Unit Agreement pursuant to 2020 Omnibus Incentive Plan	10-Q	10.2	2/3/2023
10.5#	2024 Form of Performance Unit Award Agreement pursuant to 2020 Omnibus Incentive Plan	10-Q	10.1	2/2/2024
10.6#	Form of Performance Unit Award Agreement pursuant to 2020 Omnibus Incentive Plan	10-Q	10.3	2/3/2023
10.7#	Amended and Restated Employment Agreement, dated as of October 19, 2020, by and between Leslie’s, Inc. and Michael R. Egeck	S-1/A	10.5	10/22/2020
10.8	Term Loan Credit Agreement, dated as of August 16, 2016, among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.12	10/22/2020
10.9	Incremental Amendment No. 1, dated as of January 26, 2017, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.13	10/22/2020
10.10	Amendment No. 2, dated as of February 16, 2017, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.14	10/22/2020

10.11	Amendment No. 3, dated as of February 27, 2018, to the Term Loan Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s Holdings, Inc., the lenders party thereto from time-to-time and Nomura Corporate Funding Americas, LLC, as administrative agent and as collateral agent	S-1/A	10.15	10/22/2020
10.12	Credit Agreement entered into as of October 16, 2012, among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.16	10/22/2020
10.13	Amendment No. 1, dated as of August 16, 2016, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.17	10/22/2020
10.14	Amendment No. 2, dated as of September 29, 2016, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.18	10/22/2020
10.15	Amendment No. 3, dated as of January 13, 2017, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	S-1/A	10.19	10/22/2020
10.16	Amendment No. 4, dated as of August 13, 2020, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s Holdings, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent	8-K	10.1	4/9/2024
10.17	Amendment No. 5, dated as of April 12, 2021, to the Credit Agreement among Leslie’s Poolmart, Inc., the subsidiary borrowers from time-to-time party thereto, Leslie’s, Inc., each lender from time-to-time party thereto, Bank of America, N.A., as Administrative Agent, and U.S. National Association, as Co-Collateral Agent	10-Q	10.2	5/10/2021
10.18	Amendment No. 6, dated as of March 15, 2023, to the Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s, Inc., and the subsidiary borrowers named therein, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, Co-Collateral Agent	8-K	10.1	3/16/2023
10.19	Amendment No. 7, dated as of April 3, 2024, to the Credit Agreement among Leslie’s Poolmart, Inc., Leslie’s, Inc., and the subsidiary borrowers named therein, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, Co-Collateral Agent	8-K	10.1	4/9/2024
10.20	Amended & Restated Term Loan Credit Agreement, dated as of March 9, 2021, by and among the Company, Leslie’s Poolmart, Inc., the lenders from time-to-time party thereto and Nomura Corporate Funding Americas, LLC, as administrative agent for the Lenders and as collateral agent for the Secured Parties	8-K	10.1	3/10/2021
10.21	Amendment No. 1, dated as of June 8, 2023, to the Amended and Restated Term Loan Credit Agreement by and among Leslie’s Poolmart, Inc., Leslie’s, Inc., the lenders from time to time party thereto and Nomura Corporate Funding Americas, LLC, as administrative agent and collateral agent	8-K	10.1	6/13/2023
10.22#	Leslie’s, Inc. Annual Incentive Plan	10-Q	10.1	2/3/2023
10.23#	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Paula Baker	10-K	10.23	11/30/2022
10.24#	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Brad Gazaway	10-K	10.24	11/30/2022
10.25#	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Moyo LaBode	10-K	10.25	11/30/2022

10.26#	Offer Letter, dated as of July 7, 2023, by and between Leslie’s Poolmart, Inc. and Scott Bowman	10-Q	10.2	8/3/2023
10.27#	Executive Severance Pay Plan, dated July 17, 2023, by and between Leslie’s Poolmart, Inc. and Scott Bowman	10-Q	10.3	8/3/2023
10.28#	Transition Agreement between the Company and Paula Baker with an effective date of September 19, 2023	8-K	10.1	9/20/2023
10.29#	Executive Severance Pay Plan, dated April 11, 2022, by and between Leslie’s Poolmart, Inc. and Mike Africa	10-K	10.30	11/29/2023
10.30#	Executive Severance Pay Plan, dated October 19, 2022, by and between Leslie’s Poolmart, Inc. and Naomi Cramer	10-K	10.31	11/29/2023
10.31#	Executive Severance Pay Plan, dated June 29, 2023, by and between Leslie’s Poolmart, Inc. and Dave Caspers	10-K	10.32	11/29/2023
10.32#	Executive Severance Pay Plan, dated April 23, 2024, by and between Leslie’s Poolmart, Inc and Benjamin Lindquist	10-Q	10.2	5/9/2024
10.33#*	Executive Severance Pay Plan, dated August 20, 2024 by and between Leslie’s Poolmart, Inc. and Jason McDonell
10.34#*	Deferred Compensation Plan
19.1*	Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97.1#	Leslie’s, Inc. Compensation Recovery Policy	10-K	97.1	11/29/2023
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 28, 2024, formatted in Inline XBRL (included as Exhibit 101)

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

LESLIE’S, INC.

Date: November 27, 2024	By:	/s/ Jason McDonell
Jason McDonell
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Strain	Chairman	November 27, 2024
John Strain

/s/ Jason McDonell	Chief Executive Officer (Principal Executive Officer) and Director	November 27, 2024
Jason McDonell

/s/ Scott Bowman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 27, 2024
Scott Bowman

/s/ Yolanda Daniel	Director	November 27, 2024
Yolanda Daniel

/s/ Seth Estep	Director	November 27, 2024
Seth Estep

/s/ Lorna Nagler	Director	November 27, 2024
Lorna Nagler

/s/ Maile Naylor	Director	November 27, 2024
Maile Naylor

/s/ Susan O’Farrell	Director	November 27, 2024
Susan O’Farrell

/s/ Claire Spofford	Director	November 27, 2024
Claire Spofford