Form 10-Q
period 2024-12-28
Leslie's, Inc.
filed 2025-02-06
CIK 1821806

9184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

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

As of January 31, 2025, the Registrant had 185,227,353, shares of common stock, $0.001 par value per share, outstanding.

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
•
regulatory changes and developments affecting our current and future products including evolving legal standards, regulations and stakeholder expectations concerning environmental, social and governance (“ESG”) matters;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2024 and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	December 28, 2024	September 28, 2024	December 30, 2023
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,615	$108,505	$8,394
Accounts and other receivables, net	29,803	45,467	22,488
Inventories	271,087	234,283	334,031
Prepaid expenses and other current assets	29,117	34,179	27,131
Total current assets	341,622	422,434	392,044
Property and equipment, net	96,045	98,447	92,405
Operating lease right-of-use assets	260,835	270,488	238,296
Goodwill and other intangibles, net	214,219	215,127	217,909
Deferred tax assets	16,121	4,168	15,988
Other assets	38,151	39,661	41,878
Total assets	$966,993	$1,050,325	$998,520
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$56,208	$67,622	$63,541
Accrued expenses and other current liabilities	71,528	106,713	69,854
Operating lease liabilities	65,063	63,357	63,078
Income taxes payable	1,180	1,127	—
Current portion of long-term debt	—	8,100	8,100
Total current liabilities	193,979	246,919	204,573
Operating lease liabilities, noncurrent	197,853	209,067	179,413
Revolving Credit Facility	40,000	—	38,000
Long-term debt, net	750,610	769,065	771,718
Other long-term liabilities	4,589	2,423	3,464
Total liabilities	1,187,031	1,227,474	1,197,168
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 185,208,018, 184,969,296, and 184,513,174, issued and outstanding as of December 28, 2024, September 28, 2024, and December 30, 2023, respectively.	185	185	184
Additional paid in capital	108,546	106,871	101,547
Retained deficit	(328,769)	(284,205)	(300,379)
Total stockholders’ deficit	(220,038)	(177,149)	(198,648)
Total liabilities and stockholders’ deficit	$966,993	$1,050,325	$998,520

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Sales	$175,228	$173,960
Cost of merchandise and services sold	127,511	123,552
Gross profit	47,717	50,408
Selling, general and administrative expenses	87,417	86,878
Operating loss	(39,700)	(36,470)
Other expense:
Interest expense	15,763	17,071
Total other expense	15,763	17,071
Loss before taxes	(55,463)	(53,541)
Income tax benefit	(10,899)	(13,988)
Net loss	$(44,564)	$(39,553)
Earnings per share:
Basic	(0.24)	$(0.21)
Diluted	$(0.24)	$(0.21)
Weighted average shares outstanding:
Basic	185,022	184,383
Diluted	185,022	184,383

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, September 30, 2023	184,334	$184	$99,280	$(260,826)	$(161,362)
Issuance of common stock under the Plan	221	—	—	—	—
Equity-based compensation	—	—	2,695	—	2,695
Restricted stock units surrendered in lieu of withholding taxes	(42)	—	(428)	—	(428)
Net loss	—	—	—	(39,553)	(39,553)
Balance, December 30, 2023	184,513	$184	$101,547	$(300,379)	$(198,648)

Balance, September 28, 2024	184,969	$185	$106,871	$(284,205)	$(177,149)
Issuance of common stock under the Plan	253	—	—	—	—
Equity-based compensation	—	—	1,709	—	1,709
Restricted stock units surrendered in lieu of withholding taxes	(14)	—	(34)	—	(34)
Net loss	—	—	—	(44,564)	(44,564)
Balance, December 28, 2024	185,208	$185	$108,546	$(328,769)	$(220,038)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Operating Activities
Net loss	$(44,564)	$(39,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,237	8,330
Equity-based compensation	1,709	2,695
Amortization of deferred financing costs and debt discounts	541	560
Provision for doubtful accounts	284	140
Deferred income taxes	(11,953)	(8,389)
(Gain) loss on asset dispositions	(45)	61
Changes in operating assets and liabilities:
Accounts and other receivables	15,380	6,767
Inventories	(36,804)	(22,194)
Prepaid expenses and other current assets	5,062	(3,498)
Other assets	1,439	3,981
Accounts payable	(11,414)	4,985
Accrued expenses and other current liabilities	(33,148)	(19,616)
Income taxes payable	53	(5,782)
Operating lease assets and liabilities, net	145	(361)
Net cash used in operating activities	(105,078)	(71,874)
Investing Activities
Purchases of property and equipment	(4,678)	(10,739)
Proceeds from asset dispositions	30	40
Net cash used in investing activities	(4,648)	(10,699)
Financing Activities
Borrowings on Revolving Credit Facility	40,000	39,500
Payments on Revolving Credit Facility	—	(1,500)
Repayment of long-term debt	(27,025)	(2,025)
Payments on finance leases	(105)	—
Payments of employee tax withholdings related to restricted stock vesting	(34)	(428)
Net cash provided by financing activities	12,836	35,547
Net decrease in cash and cash equivalents	(96,890)	(47,026)
Cash and cash equivalents, beginning of period	108,505	55,420
Cash and cash equivalents, end of period	$11,615	$8,394
Supplemental Information:
Cash paid for interest	$15,694	$16,489
Cash paid for income taxes, net of refunds received	—	183

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying interim condensed consolidated financial statements following United States generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The interim condensed consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. These interim condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 28, 2024.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on our results of operations.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13, weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended December 28, 2024 and December 30, 2023 refer to the 13 weeks ended December 28, 2024 and December 30, 2023, respectively.

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

Seasonality

Our business is highly seasonal. Sales and earnings are highest during our third and fourth fiscal quarters, April through September, which represent the peak months of swimming pool use. Sales are substantially lower during our first and second fiscal quarters.

Summary of Other Significant Accounting Policies

There have been no changes to our Significant Accounting Policies since our Annual Report on Form 10-K for the year ended September 28, 2024. For more information regarding our Significant Accounting Policies and Estimates, see Note 2—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended September 28, 2024.

Recent Accounting Pronouncements

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 2020-40): Disaggregation of Income Statement Expenses. This update clarifies the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities) to be the first annual reporting period beginning after December

15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

In November 2024, FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

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

Note 3 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	December 28, 2024	September 28, 2024	December 30, 2023
Balance at beginning of the period	$180,698	$180,698	$180,698
Acquisitions, net of measurement period adjustments	-	-	-
Balance at the end of the period	$180,698	$180,698	$180,698

Other Intangible Assets

Other intangible assets consisted of the following as of December 28, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	7.9	$22,100	$(5,848)	$16,252
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.4	2,260	(1,420)	840
Consumer relationships	5.7	15,400	(8,391)	7,009
Other intangibles	3.1	4,000	(3,930)	70
Total		$53,110	$(19,589)	$33,521

Other intangible assets consisted of the following as of September 28, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.9	$22,100	$(5,355)	$16,745
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	4.4	2,260	(1,368)	892
Consumer relationships	6.6	15,400	(8,038)	7,362
Other intangibles	4.1	4,000	(3,920)	80
Total		$53,110	$(18,681)	$34,429

Other intangible assets consisted of the following as of December 30, 2023 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.6	$22,100	$(3,834)	$18,266
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	5.1	2,260	(1,214)	1,046
Consumer relationships	7.2	15,400	(6,980)	8,420
Other intangibles	4.8	4,000	(3,871)	129
Total		$53,110	$(15,899)	$37,211

Amortization expense was $0.9 million and $0.9 million for the three months ended December 28, 2024 and December 30, 2023, respectively. No impairment of goodwill or other intangible assets was recorded during the three months ended December 28, 2024 and December 30, 2023.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of December 28, 2024 (in thousands):

Amount
Remainder of fiscal 2025	$2,796
2026	3,379
2027	3,262
2028	3,150
2029	2,899
Thereafter	8,685
Total	$24,171

Note 4—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	December 28, 2024	September 28, 2024	December 30, 2023
Vendor and other rebates receivable	$8,840	$24,713	$6,532
Customer receivables	15,545	18,262	13,400
Other receivables	7,860	4,723	4,229
Allowance for doubtful accounts	(2,442)	(2,231)	(1,673)
Total	$29,803	$45,467	$22,488

Note 5—Inventories

Inventories consisted of the following (in thousands):

	December 28, 2024	September 28, 2024	December 30, 2023
Raw materials	$4,143	$3,381	$4,633
Finished goods	266,944	230,902	329,398
Total	$271,087	$234,283	$334,031

Note 6—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 28, 2024	September 28, 2024	December 30, 2023
Prepaid insurance	$6,139	$1,120	$4,702
Prepaid occupancy costs	2,123	2,132	1,976
Prepaid sales tax	1,789	3,719	1,843
Prepaid maintenance	5,016	4,388	4,923
Prepaid other	4,415	13,380	4,975
Other current assets	9,635	9,440	8,712
Total	$29,117	$34,179	$27,131

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 28, 2024	September 28, 2024	December 30, 2023
Accrued payroll and employee benefits	$16,628	$20,813	$14,476
Customer deposits	3,942	5,289	4,491
Interest	5,073	5,545	603
Inventory related accruals	6,779	13,586	7,821
Loyalty and deferred revenue	7,308	6,269	7,264
Sales tax	3,840	8,282	4,043
Self-insurance reserves	10,580	9,287	10,024
Other accrued liabilities	17,378	37,642	21,132
Total	$71,528	$106,713	$69,854

As of December 28, 2024, September 28, 2024, and December 30, 2023, capital expenditures included in other accrued liabilities were $0.3 million, $1.0 million, and $0.7 million, respectively.

Note 8—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		December 28, 2024	September 28, 2024	December 30, 2023
Term Loan	7.57%	(2)	$756,650	$783,675	$787,725
Revolving Credit Facility	5.99%	(3)	40,000	—	38,000
Total long-term debt			796,650	783,675	825,725
Less: current portion of long-term debt			—	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			(40,000)	—	(38,000)
Less: unamortized discount			(1,690)	(1,818)	(2,191)
Less: deferred financing charges			(4,350)	(4,692)	(5,716)
Total long-term debt, net			$750,610	$769,065	$771,718

(1)
Effective interest rates as of December 28, 2024.
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

The Term Loan provides for an $810.0 million secured term loan facility with a maturity date of March 9, 2028. Borrowings under the Term Loan have an initial applicable rate, at our option, of (i) 2.75% for loans that are Term SOFR loans and (ii) 1.75% for loans that are (the “Applicable Rate”) ABR loans. The Applicable Rate of the Term Loan is based on our first lien leverage ratio as follows: (a) if the first lien leverage ratio is greater than 2.75 to 1.00, the applicable rate will be 2.75% for Term SOFR loans and 1.75% for ABR loans and (b) if the first lien leverage ratio is less than or equal to 2.75 to 1.00, the applicable rate will be 2.50% for Term SOFR loans and 1.50% for ABR loans. For Term SOFR loans, the loans will bear interest at the Term SOFR-based benchmark rate plus the Applicable Rate and the SOFR adjustment, as defined above.

During the quarter ended December 28, 2024, we made our normal principal payment of $2.0 million and a $25.0 million pre-payment on our Term Loan. This pre-payment was applied to our scheduled principal payments in fiscal years 2025, 2026 and 2027, however we still intend to make our regular principal payments in each quarter during those years, representing $8.1 million annually, unless other business opportunities arise.

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

As of December 28, 2024, we had $40.0 million outstanding on our Revolving Credit Facility. No amounts were outstanding on the Revolving Credit Facility as of September 28, 2024. The amount available under our Revolving Credit Facility was reduced by $11.9 million and $10.4 million of existing standby letters of credit as of December 28, 2024 and September 28, 2024, respectively.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of December 28, 2024, September 28, 2024, and December 30, 2023.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of December 28, 2024 (in thousands):

Amount
Remainder of fiscal 2025	$40,000
2026	—
2027	—
2028	756,650
2029	—
Thereafter	—
Total	$796,650

Note 9—Income Taxes

Our effective income tax rate was 19.7% for the three months ended December 28, 2024, compared to 26.1% for the three months ended December 30, 2023. The differences between the statutory rate and our effective rate for the three months ended December 28, 2024 were primarily attributable to state taxes and change in valuation allowance related to our interest expense limitation. The difference between the statutory rate and our effective rate for the three months ended December 30, 2023 was primarily attributable to state taxes. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

For the three months ended December 28, 2024, we utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that the use of this discrete method is more appropriate than the annual effective tax rate method due to the sensitivity of tax adjustments to marginal pre-tax book profitability anticipated for the year.

Note 10—Commitments & Contingencies

Contingencies

On September 8, 2023, a class action complaint for violation of federal securities laws was filed by West Palm Beach Police Pension Fund in the U.S. District Court for the District of Arizona against us, our former Chief Executive Officer and our former Chief Financial Officer. On December 1, 2023, the court appointed the lead plaintiff, and on February 20, 2024, the lead plaintiff filed an amended and consolidated complaint. The amended and consolidated complaint alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts about our financial guidance, business operations and prospects, and seeks class certification, damages, interest, attorneys’ fees, and other relief. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

On March 13, 2024 and March 14, 2024, and December 17, 2024, three derivative actions were separately filed in the U.S. District Courts for the Districts of Arizona and Delaware by John Clemens, Sally Flynn, and Ian Mednick, on behalf of the company, against our officers and directors. Each of the three complaints include substantially the same allegations as those in the securities class action, and allege that the defendant directors and officers harmed the Company by either making false or misleading statements, or allowing false or misleading statements to be made. The complaints seek the award of damages, costs, attorney’s fees, and other declaratory relief. The parties to the actions filed by John Clemons and Sally Flynn have filed stipulations to stay the actions pending resolution of the securities class action. Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.

We are also defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect on our condensed consolidated financial position or results of operations. We did not record any material loss contingencies as of December 28, 2024, September 28, 2024, and December 30, 2023.

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

In October 2024, the Company and the vendor amended the agreement effective September 29, 2024 to eliminate the guarantee and reduce rebates on future purchases. As a result, the Company derecognized the warranty guarantee liability and the other current asset balance in the first quarter of fiscal 2025. Additionally, the Company received credit for $1.8 million of previous warranty related expense which was recorded as a reduction to cost of goods sold.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event as of December 28, 2024, September 28, 2024 and December 30, 2023. We had standby letters of credit outstanding in the amount of $11.9 million and $10.6 million as of December 28, 2024 and December 30, 2023, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Note 11—Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, which expired on December 31, 2024. The amount, price, manner, and timing of repurchases are determined by the Company in its discretion and depends on a number of factors, including legal requirements, price, economic and market conditions, the Company’s financial condition, capital requirements, cash flows, results of operations, future business prospects, and other factors our management may deem relevant. The share repurchase program may be amended, suspended, or discontinued at any time. Shares may be repurchased from time-to-time using a variety of methods, including on the open market and/or in privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases, and other methods.

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

As of December 28, 2024, approximately $147.7 million remained available for future purchases under our share repurchase program.

During the periods ending December 28, 2024 and December 30, 2023 no shares were repurchased.

Note 12—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”), which was amended and restated by our shareholders at our 2024 Annual Meeting of Shareholders. The Plan provides for various types of awards, including non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. As of December 28, 2024, we had approximately 13.1 million shares of common stock available for future grants under the Plan.

As of December 28, 2024, the aggregate unamortized value of all outstanding equity-based compensation awards was approximately $15.9 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements. The following tables summarize our Stock Option activity under the Plan during the three months ended December 28, 2024 (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	1,878	$18.46
Granted	—	—
Exercised	—	—
Forfeited/Expired	(844)	17.00
Balance, Ending	1,034	$19.65

Vested and exercisable as of December 28, 2024	965,592	$19.27

As of December 28, 2024
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	$171
Weighted average years that expense is expected to be recognized	0.3
Weighted average remaining contractual years outstanding	6.8

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan during the three months ended December 28, 2024 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	3,048	$6.79
Granted	2,552	2.44
Vested	(253)	7.23
Forfeited	(222)	9.70
Balance, Ending	5,125	$4.48

During the three months ended December 28, 2024, 0.9 million PSUs were granted subject to the Company achieving certain adjusted sales and adjusted EBITDA performance targets on a cumulative basis during fiscal years 2025, 2026, and 2027. The criteria are based on a range of performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $2.44. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

In December 2023, the Company granted 0.4 million PSUs subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during fiscal years 2024 and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $5.43. As of December 28, 2024, the performance targets had not been met for the PSUs to vest, and no PSUs had vested as of such date.

As of December 28, 2024
Unamortized value of unvested RSUs/PSUs (in thousands)	$15,685
Weighted average period (years) expense is expected to be recognized	2.5

During the three months ended December 28, 2024 and December 30, 2023, equity-based compensation expense was $1.7 million and $2.7 million, respectively. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 13—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended
	December 28, 2024	December 30, 2023
Numerator:
Net loss	$(44,564)	$(39,553)
Denominator:
Weighted average shares outstanding - basic	185,022	184,383
Effect of dilutive securities:
Stock Options	—	—
RSUs	—	—
Weighted average shares outstanding - diluted	185,022	184,383

Basic earnings per share	$(0.24)	$(0.21)
Diluted earnings per share	$(0.24)	$(0.21)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended
	December 28, 2024	December 30, 2023
Stock Options	1,518	3,182
RSUs	2,436	1,703
Total	3,954	4,885

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 and in our other filings with the SEC.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended December 28, 2024 and December 30, 2023 refer to the 13 weeks ended December 28, 2024 and December 30, 2023, respectively.

Our Company

We are the largest and most trusted direct-to-consumer brand in the $15 billion United States pool and spa care industry, serving residential customers and pool professionals nationwide. Founded in 1963, we are the only direct-to-consumer pool and spa care brand with national scale, operating an integrated marketing and distribution ecosystem powered by a physical network of over 1,000 branded locations and a robust digital and e-commerce platform. We have a market-leading share of approximately 15% of residential aftermarket product spend as of 2023, our physical network is larger than the sum of our 20 largest competitors, and our digital sales are estimated to be greater than five times as large as that of our largest digital competitor. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, as well as certified installation and repair services, all of which are essential to the ongoing maintenance of pools and spas. Our dedicated team of associates, pool and spa care experts, and experienced service technicians are passionate about empowering our consumers with the knowledge, products, and solutions necessary to confidently maintain and enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service every pool and spa in the continental United States.

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

We have a legacy of leadership and disruptive innovation. Since our founding in 1963, we have been the leading innovator in our category and have provided our consumers with the most advanced pool and spa care available. As we have scaled, we have leveraged our competitive advantages to strategically reinvest in our business and intellectual property to develop new value-adding capabilities. Over the course of our history, we have pioneered complimentary in-store water testing, offered complimentary in-store equipment repair services, introduced the industry’s first loyalty program, and developed an expansive platform of owned and exclusive brands. These differentiated capabilities allow us to meet the needs of any pool and spa owner, whether they care for their pool or spa themselves or rely on a professional, whenever, wherever, and however they choose to engage with us.

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

As of December 28, 2024, we operated over 1,000 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Selling, General, and Administrative Expenses

Our SG&A includes selling and operating expenses across our retail locations and digital platform, and our corporate-level general and administrative expenses. Selling and operating expenses at retail locations include payroll, bonus and benefit costs for personnel, supplies, and credit and debit card processing costs. Corporate expenses include payroll, bonus, and benefit costs for our corporate and field support functions, equity-based compensation, marketing and advertising, insurance, utilities, occupancy costs related to our corporate office facilities, professional services, and depreciation and amortization for all assets, except those related to our retail locations and distribution operations, which are included in cost of merchandise and services sold. Selling and operating expenses generally vary proportionately with sales and the change in the number of locations. In contrast, general and administrative expenses are generally not directly proportional to sales and the change in the number of locations but may increase over time to support our growth and public company obligations. The components of our SG&A may not be comparable to the components of similar measures of other companies.

Operating Income (Loss)

Operating income (loss) is gross profit less SG&A. Operating income (loss) excludes interest expense, loss on debt extinguishment, income tax expense (benefit), and other (income) expenses, net. We use operating income (loss) as an indicator of the productivity of our business and our ability to manage expenses.

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest (including amortization of debt issuance costs), taxes, depreciation and amortization, equity-based compensation expense, executive transition costs, severance, strategic project costs, merger and acquisition costs, and other non-recurring, non-cash or discrete items. Adjusted EBITDA is a key measure used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other companies using similar measures.

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

Adjusted net income (loss) is defined as net income (loss) adjusted to exclude equity-based compensation expense, executive transition costs, severance, strategic project costs, merger and acquisition costs, change in valuation allowance for deferred taxes, and other non-recurring, non-cash, or discrete items. Adjusted diluted earnings per share is defined as Adjusted net income (loss) divided by the diluted weighted average number of common shares outstanding.

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

Results of Operations

We derived our condensed consolidated statements of operations for the three months ended December 28, 2024 and December 30, 2023 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Three Months Ended
Statements of Operations Data:	December 28, 2024	December 30, 2023
Sales	$175,228	$173,960
Cost of merchandise and services sold	127,511	123,552
Gross profit	47,717	50,408
Selling, general and administrative expenses	87,417	86,878
Operating loss	(39,700)	(36,470)
Other expense:
Interest expense	15,763	17,071
Total other expense	15,763	17,071
Loss before taxes	(55,463)	(53,541)
Income tax benefit	(10,899)	(13,988)
Net loss	$(44,564)	$(39,553)
Earnings per share
Basic	$(0.24)	$(0.21)
Diluted	$(0.24)	$(0.21)
Weighted average shares outstanding
Basic	185,022	184,383
Diluted	185,022	184,383

Percentage of Sales(1)	(%)	(%)
Sales	100.0	100.0
Cost of merchandise and services sold	72.8	71.0
Gross margin	27.2	29.0
Selling, general and administrative expenses	49.9	49.9
Operating loss	(22.7)	(21.0)
Other expense:
Interest expense	9.0	9.8
Total other expense	9.0	9.8
Loss before taxes	(31.7)	(30.8)
Income tax benefit	(6.2)	(8.0)
Net loss	(25.4)	(22.7)
Other Financial and Operations Data:
Number of new and acquired locations, net	—	(1)
Number of locations open at end of period	1,021	1,007
Comparable sales growth(2)	0.2%	(11.7)%
Adjusted EBITDA(3)	$(29,319)	$(24,420)
Adjusted EBITDA as a percentage of sales(3)	(16.7)%	(14.0)%
Adjusted net loss(3)	$(41,292)	$(36,763)
Adjusted diluted earnings per share	$(0.22)	$(0.20)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”

(3)
The tables below provide a reconciliation from our net (loss) to Adjusted EBITDA and net (loss) to Adjusted net (loss) for the three months ended December 28, 2024 and December 30, 2023 (in thousands).

	Three Months Ended
	December 28, 2024	December 30, 2023
Net loss	$(44,564)	$(39,553)
Interest expense	15,763	17,071
Income tax benefit	(10,899)	(13,988)
Depreciation and amortization expense(1)	8,237	8,330
Equity-based compensation expense(2)	1,741	2,728
Strategic project costs(3)	172	123
Executive transition costs and other(4)	231	869
Adjusted EBITDA	$(29,319)	$(24,420)

	Three Months Ended
	December 28, 2024	December 30, 2023
Net loss	$(44,564)	$(39,553)
Equity-based compensation expense(2)	1,741	2,728
Strategic project costs(3)	172	123
Executive transition costs and other(4)	231	869
Change in valuation allowance(5)	2,219	—
Tax effects of these adjustments(6)	(1,091)	(930)
Adjusted net loss	$(41,292)	$(36,763)

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
(3)
Represents non-recurring costs, such as third-party consulting costs related to first-generation technology initiatives, replacements of systems that are no longer supported by our vendors, investment in and development of new products outside of the course of continuing operations, or other discrete strategic projects that are infrequent or unusual in nature and potentially distortive to continuing operations. These items are reported in SG&A in our condensed consolidated statements of operations.
(4)
Includes certain senior executive transition costs and severance associated with completed corporate restructuring activities across the organization, losses on asset dispositions, merger and acquisition costs, and other non-recurring, non-cash, or discrete items as determined by management. Amounts are reported in SG&A in our condensed consolidated statements of operations.
(5)
Represents non-cash change in valuation allowance for deferred taxes that management does not believe are indicative of our ongoing operations. This item is reported in income tax (benefit) expense in our consolidated statements of operations and we note they may reoccur in the future,
(6)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax expense (benefit) in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales increased to $175.2 million for the three months ended December 28, 2024, from $174.0 million in the prior year period, an increase of $1.3 million, or 0.7%. The increase was primarily driven by increased transaction volume of 2.0%, partially offset by a reduction in average order value of approximately 1.3% due to the mix of products sold. Comparable sales increased $0.4 million relative to the prior year period. Non-comparable sales, including acquisitions and new stores, contributed $0.9 million in the period.

Gross Profit and Gross Margin

Gross profit decreased to $47.7 million for the three months ended December 28, 2024 from $50.4 million in the prior year period, a decrease of $2.7 million, or 5.3%. Gross margin decreased to 27.2% compared to 29.0% in the prior year period, which represents a decrease of 180 basis points. The decline in rate was mainly due to 95 basis points of increased inventory adjustements as we optimize inventory and 75 basis points of deleverage on occupancy costs and distribution center costs.

Selling, General and Administrative Expenses

SG&A increased to $87.4 million during the three months ended December 28, 2024 from $86.9 million in the prior year period, an increase of $0.5 million, or 0.6%. The increase in SG&A was primarily related to an increase in consulting and professional fees of $1.2 million partially offset by decreased payroll related expenses of $0.6 million.

Interest Expense

Interest expense decreased to $15.8 million for the three months ended December 28, 2024 from $17.1 million in the prior year period, a decrease of $1.3 million. This decrease was due to lower interest rates on our Term Loan.

Income Taxes

Income tax benefit decreased to $10.9 million for the three months ended December 28, 2024 compared to $14.0 million in the prior year period, a decrease of $3.1 million. The change in the three months ended December 28, 2024 compared to the prior year period was primarily attributable to the change in valuation allowance related to our interest expense limitation.

The effective income tax rate was 19.7% for the three months ended December 28, 2024, and included net income tax expenses attributable to equity-based compensation awards and the change in valuation allowance related to our interest expense limitation. The effective income tax rate was 26.1% for the three months ended December 30, 2023, and included net income tax expenses attributable to equity-based compensation awards.

Net Loss and Diluted Earnings per Share

Net loss increased to $44.6 million for the three months ended December 28, 2024 compared to $39.6 million in the prior year period, an increase of $5.0 million. The change in net loss were primarily due to decreases in gross profit combined with a slight increase in selling, general and administrative expense. Diluted earnings per share was $(0.24) for the three months ended December 28, 2024 compared to $(0.21) in the prior year period.

Adjusted net loss increased to $41.3 million for the three months ended December 28, 2024 compared to $36.8 million in the prior year period, an increase of $4.5 million. Adjusted diluted earnings per share was $(0.22) for the three months ended December 28, 2024 compared to $(0.20) in the prior year period.

Adjusted EBITDA

Adjusted EBITDA decreased to $(29.3) million for the three months ended December 28, 2024 compared to $(24.4) million in the prior year period, a decrease of $4.9 million. The decrease was primarily due to decreases in gross profit.

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

The principal external factor affecting our business is weather. Hot weather can increase purchases of chemicals and other non-discretionary products as well as purchases of discretionary products and can drive increased purchases of installation and repair services. Unseasonably cool weather or significant amounts of rainfall during the peak pool sales season can reduce chemical consumption in pools and spas and decrease consumer purchases of our products and services. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and impact timing around pool openings and closings, and therefore, our total sales and timing of our sales.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $11.6 million and $108.5 million as of December 28, 2024 and September 28, 2024, respectively. As of December 28, 2024, we had $40.0 million outstanding on our Revolving Credit Facility. We had no amounts outstanding on our Revolving Credit Facility as of September 28, 2024.

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

As of December 28, 2024, outstanding standby letters of credit totaled $11.9 million and, after considering borrowing base restrictions, we had $198.1 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of December 28, 2024, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan agreements.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Three Months Ended
	December 28, 2024	December 30, 2023
Net cash used in operating activities	$(105,078)	$(71,874)
Net cash used in investing activities	(4,648)	(10,699)
Net cash provided by financing activities	12,836	35,547
Net decrease in cash and cash equivalents	$(96,890)	$(47,026)

Cash Used in Operating Activities

Net cash used in operating activities was $105.1 million for the three months ended December 28, 2024 compared to $71.9 million in the prior year period, an increase of $33.2 million. The increase was primarily driven by changes in working capital related to reductions in accrued expenses of $28.1 million, accounts payable of $11.4 million, combined with increases in product inventories of $38.6 million.

Cash Used in Investing Activities

Net cash used in investing activities was $4.6 million for the three months ended December 28, 2024 compared to $10.7 million in the prior year period, a decrease of $6.1 million. This decrease was primarily driven by a decrease in purchases of property and equipment during the period.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended December 28, 2024 was $12.8 million compared to $35.5 million in the prior year period, a decrease of $22.7 million. This decrease was primarily driven by higher repayment of long-term debt during the period.

Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, which expired on December 31, 2024. As of December 28, 2024, approximately $147.7 million remained available for future purchases under our share repurchase program (see Note 11—Share Repurchase Program to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three months ended December 28, 2024 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments, which are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. We base these estimates on historical results and various other assumptions we believe to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

There have been no material changes to our critical accounting estimates during the three months ended December 28, 2024 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Impact of Inflation and Deflation

There have been no material changes in our exposure to inflation or deflation from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2024. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that the design and operation of our disclosure controls and procedures were ineffective as the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 were not yet remediated as of December 28, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Ongoing Remediation Efforts

As previously disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, and September 30, 2023, we are in the process of implementing a plan to address these material weaknesses in internal control over financial reporting that were initially disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

We are enhancing the execution of existing inventory controls as follows:

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

We are enhancing the design and execution of existing controls and creating new controls as needed regarding vendor rebates as follows:

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

The actions we are taking are subject to continued senior management review as well as audit committee oversight. We intend to remediate these material weaknesses as soon as possible, and we believe the measures described above will help remediate the material weakness and strengthen our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that our remediation activities will be completed during fiscal year 2025. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures as described above or as described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to other litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of December 28, 2024, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Except as set forth in Note 10 - Commitments & Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 28, 2024.

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

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

None.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended December 28, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1	Amended and Restated 2020 Omnibus Incentive Plan	8-K	10.1	03/19/2024
10.1*	2025 Form of Performance Unit Award Agreement pursuant to 2020 Omnibus Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LESLIE’S, INC.

Date: February 6, 2025	By:	/s/ Scott Bowman
Scott Bowman
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)