Form 10-Q
period 2025-03-29
Leslie's, Inc.
filed 2025-05-08
CIK 1821806

9184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

As of May 2, 2025, the Registrant had 185,421,657, shares of common stock, $0.001 par value per share, outstanding.

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
•
supply disruptions or increased costs, including as a result of trade policies;
•
our ability to maintain favorable relationships with suppliers and manufacturers;
•
competition from mass merchants and specialty retailers;
•
impacts on our business from the sensitivity of our business to weather conditions, changes in the economy (including high interest rates, recession fears, inflationary pressures and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions), geopolitical events or conflicts, and the housing market;
•
disruptions in the operations of our distribution centers;
•
our ability to implement technology initiatives that deliver the anticipated benefits, without disrupting our operations;
•
our ability to execute on our management transition plans and to attract and retain senior management and other qualified personnel;
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
•
our ability to regain and maintain compliance with Nasdaq listing standards;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2024, in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, outcomes, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	March 29, 2025	September 28, 2024	March 30, 2024
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,252	$108,505	$8,436
Accounts and other receivables, net	32,036	45,467	32,693
Inventories	335,101	234,283	379,090
Prepaid expenses and other current assets	33,180	34,179	33,413
Total current assets	417,569	422,434	453,632
Property and equipment, net	95,515	98,447	89,820
Operating lease right-of-use assets	250,916	270,488	260,221
Goodwill and other intangibles, net	213,315	215,127	216,973
Deferred tax assets	29,132	4,168	34,297
Other assets	36,509	39,661	40,305
Total assets	$1,042,956	$1,050,325	$1,095,248
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$114,770	$67,622	$112,441
Accrued expenses and other current liabilities	88,310	106,713	79,989
Operating lease liabilities	64,534	63,357	61,571
Income taxes payable	—	1,127	—
Current portion of long-term debt	—	8,100	8,100
Total current liabilities	267,614	246,919	262,101
Operating lease liabilities, noncurrent	188,174	209,067	193,818
Revolving credit facility	101,500	—	97,000
Long-term debt, net	751,077	769,065	770,157
Other long-term liabilities	4,050	2,423	3,144
Total liabilities	1,312,415	1,227,474	1,326,220
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 185,401,657, 184,969,296, and 184,742,767 issued and outstanding as of March 29, 2025, September 28, 2024, and March 30, 2024, respectively.	185	185	185
Additional paid-in capital	110,445	106,871	103,775
Retained deficit	(380,089)	(284,205)	(334,932)
Total stockholders’ deficit	(269,459)	(177,149)	(230,972)
Total liabilities and stockholders’ deficit	$1,042,956	$1,050,325	$1,095,248

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Sales	$177,134	$188,664	$352,362	$362,624
Cost of merchandise and services sold	133,188	134,336	260,699	257,888
Gross profit	43,946	54,328	91,663	104,736
Selling, general and administrative expenses	92,325	84,856	179,741	171,734
Operating loss	(48,379)	(30,528)	(88,078)	(66,998)
Interest expense	15,897	18,153	31,661	35,224
Loss before taxes	(64,276)	(48,681)	(119,739)	(102,222)
Income tax benefit	(12,956)	(14,128)	(23,855)	(28,116)
Net loss	$(51,320)	$(34,553)	$(95,884)	$(74,106)
Earnings per share:
Basic	$(0.28)	$(0.19)	$(0.52)	$(0.40)
Diluted	$(0.28)	$(0.19)	$(0.52)	$(0.40)
Weighted average shares outstanding:
Basic	185,256	184,625	185,139	184,504
Diluted	185,256	184,625	185,139	184,504

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, December 30, 2023	184,513	$184	$101,547	$(300,379)	$(198,648)
Issuance of common stock under the Plan	320	1	—	—	1
Equity-based compensation	—	—	2,688	—	2,688
Restricted stock units surrendered in lieu of withholding taxes	(90)	—	(460)	—	(460)
Net loss	—	—	—	(34,553)	(34,553)
Balance, March 30, 2024	184,743	$185	$103,775	$(334,932)	$(230,972)

Balance, December 28, 2024	185,208	185	108,546	(328,769)	(220,038)
Issuance of common stock under the Plan	209	—	—	—	—
Equity-based compensation	—	—	1,914	—	1,914
Restricted stock units surrendered in lieu of withholding taxes	(15)	—	(15)	—	(15)
Net loss	—	—	—	(51,320)	(51,320)
Balance, March 29, 2025	185,402	$185	$110,445	$(380,089)	$(269,459)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, September 30, 2023	184,334	$184	$99,280	$(260,826)	$(161,362)
Issuance of common stock under the Plan	541	1	—	—	1
Equity-based compensation	—	—	5,383	—	5,383
Repurchase and retirement of common stock	(132)	—	(888)	—	(888)
Net loss	—	—	—	(74,106)	(74,106)
Balance, March 30, 2024	184,743	$185	$103,775	$(334,932)	$(230,972)

Balance, September 28, 2024	184,969	$185	$106,871	$(284,205)	$(177,149)
Issuance of common stock under the Plan	461	—	—	—	—
Equity-based compensation	—	—	3,623	—	3,623
Restricted stock units surrendered in lieu of withholding taxes	(28)	—	(49)	—	(49)
Net loss	—	—	—	(95,884)	(95,884)
Balance, March 29, 2025	185,402	$185	$110,445	$(380,089)	$(269,459)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	March 29, 2025	March 30, 2024
Operating Activities
Net loss	$(95,884)	$(74,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,508	16,173
Equity-based compensation	3,623	5,383
Amortization of deferred financing costs and debt discounts	1,078	1,116
Provision for doubtful accounts	205	318
Deferred income taxes	(24,964)	(26,699)
Loss on asset dispositions	98	88
Changes in operating assets and liabilities:
Accounts and other receivables	13,226	(3,615)
Inventories	(100,818)	(67,253)
Prepaid expenses and other current assets	999	(9,780)
Other assets	3,011	5,461
Accounts payable	47,148	53,885
Accrued expenses and other current liabilities	(17,268)	(9,649)
Income taxes payable	(1,127)	(5,782)
Operating lease assets and liabilities, net	(144)	(622)
Net cash used in operating activities	(154,309)	(115,082)
Investing Activities
Purchases of property and equipment	(11,211)	(24,008)
Proceeds from asset dispositions	86	44
Net cash used in investing activities	(11,125)	(23,964)
Financing Activities
Borrowings on revolving credit facility	119,500	130,500
Payments on revolving credit facility	(18,000)	(33,500)
Repayment of long-term debt	(27,025)	(4,050)
Payments on finance leases	(245)	—
Payments of employee tax withholdings related to restricted stock vesting	(49)	(888)
Net cash provided by financing activities	74,181	92,062
Net decrease in cash and cash equivalents	(91,253)	(46,984)
Cash and cash equivalents, beginning of period	108,505	55,420
Cash and cash equivalents, end of period	$17,252	$8,436
Supplemental Information:
Cash paid for interest	$26,389	$35,517
Cash paid for income taxes, net of refunds received	3,162	6,046

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th as approved by the board. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended March 29, 2025 and March 30, 2024 refer to the 13 weeks ended March 29, 2025 and March 30, 2024 respectively. Reference to the six months ended March 29, 2025 and March 30, 2024 refer to the 26 weeks ended March 29, 2025 and March 30, 2024, respectively.

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

Significant estimates underlying the accompanying condensed consolidated financial statements include inventory reserves, lease assumptions, vendor rebate programs, our loyalty program, the determination of income taxes payable and deferred income taxes, sales returns reserves, self-insurance liabilities, the recoverability of intangible assets and goodwill, and contingent consideration related to business combinations.

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

Recent Accounting Pronouncements

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 2020-40): Disaggregation of Income Statement Expenses. This update clarifies the initial effective date for entities that do not have an annual reporting period that ends on December 31 to be the first annual reporting period beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

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

Note 3 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	March 29, 2025	September 28, 2024	March 30, 2024
Balance at beginning of the period	$180,698	$180,698	$180,698
Acquisitions, net of measurement period adjustments	-	-	-
Balance at the end of the period	$180,698	$180,698	$180,698

Other Intangibles

Other intangible assets consisted of the following as of March 29, 2025 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.5	$22,100	$(6,341)	$15,759
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.9	2,260	(1,471)	789
Consumer relationships	6.3	15,400	(8,744)	6,656
Other intangibles	3.6	4,000	(3,937)	63
Total		$53,110	$(20,493)	$32,617

Other intangible assets consisted of the following as of September 28, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.9	$22,100	$(5,355)	$16,745
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	4.4	2,260	(1,368)	892
Consumer relationships	6.6	15,400	(8,038)	7,362
Other intangibles	4.1	4,000	(3,920)	80
Total		$53,110	$(18,681)	$34,429

Other intangible assets consisted of the following as of March 30, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.4	$22,100	$(4,350)	$17,750
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	4.9	2,260	(1,265)	995
Consumer relationships	7.0	15,400	(7,332)	8,068
Other intangibles	4.6	4,000	(3,888)	112
Total		$53,110	$(16,835)	$36,275

Amortization expense was $0.9 million and $0.9 million for the three months ended March 29, 2025 and March 30, 2024, respectively. Amortization expense was $1.8 million and $1.9 million for the six months ended March 29, 2025 and March 30, 2024, respectively. No impairment of goodwill or other intangible assets was recorded during the three and six months ended March 29, 2025 and March 30, 2024.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of March 29, 2025 (in thousands):

Amount
Remainder of fiscal 2025	$1,889
2026	3,382
2027	3,262
2028	3,150
2029	2,899
Thereafter	8,685
Total	$23,267

Note 4—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	March 29, 2025	September 28, 2024	March 30, 2024
Vendor and other rebates receivable	$15,446	$24,713	$14,597
Customer receivables	16,029	18,262	15,120
Other receivables	2,737	4,723	4,668
Allowance for doubtful accounts	(2,176)	(2,231)	(1,692)
Total	$32,036	$45,467	$32,693

Note 5—Inventories

Inventories consisted of the following (in thousands):

	March 29, 2025	September 28, 2024	March 30, 2024
Raw materials	$3,973	$3,381	$4,693
Finished goods	331,128	230,902	374,397
Total	$335,101	$234,283	$379,090

Note 6—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 29, 2025	September 28, 2024	March 30, 2024
Prepaid insurance	$5,366	$1,120	$5,777
Prepaid occupancy costs	2,404	2,132	2,167
Prepaid sales tax	3,266	3,719	3,396
Prepaid maintenance	3,735	4,388	5,329
Prepaid other	4,956	13,380	2,024
Other current assets	13,453	9,440	14,720
Total	$33,180	$34,179	$33,413

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 29, 2025	September 28, 2024	March 30, 2024
Accrued payroll and employee benefits	$21,022	$20,813	$15,587
Customer deposits	6,553	5,289	6,370
Interest	9,738	5,545	1,179
Inventory related accruals	10,171	13,586	8,498
Loyalty and deferred revenue	7,792	6,269	7,577
Sales tax	6,506	8,282	6,532
Self-insurance reserves	11,146	9,287	11,477
Other accrued liabilities	15,382	37,642	22,769
Total	$88,310	$106,713	$79,989

As of March 29, 2025, September 28, 2024, and March 30, 2024, capital expenditures included in other accrued liabilities were $0.8 million, $1.0 million, and $0.6 million, respectively.

Note 8—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		March 29, 2025	September 28, 2024	March 30, 2024
Term Loan	7.30%	(2)	$756,650	$783,675	$785,700
Revolving Credit Facility	5.94%	(3)	101,500	—	97,000
Total long-term debt			858,150	783,675	882,700
Less: current portion of long-term debt			—	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			(101,500)	—	(97,000)
Less: unamortized discount			(1,564)	(1,818)	(2,068)
Less: deferred financing charges			(4,009)	(4,692)	(5,375)
Total long-term debt, net			$751,077	$769,065	$770,157

(1)
Effective interest rates as of March 29, 2025.
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

As of March 29, 2025, we had $101.5 million outstanding on our Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $11.9 million and $10.4 million of existing standby letters of credit as of March 29, 2025 and September 28, 2024, respectively.

Fair Value

The fair value of our Term Loan due in 2028 was determined to be $571.7 million as of March 29, 2025, $758.2 million as of September 28, 2024, and $784.2 million as of March 30, 2024. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of March 29, 2025, September 28, 2024, and March 30, 2024.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of March 29, 2025 (in thousands):

Amount
Remainder of fiscal 2025	$101,500
2026	—
2027	—
2028	756,650
2029	—
Thereafter	—
Total	$858,150

Note 9—Income Taxes

Our effective income tax rate was 19.9% for the six months ended March 29, 2025, compared to 27.5% for the six months ended March 30, 2024. The differences between the statutory rate and our effective rate for the six months ended March 29, 2025 were primarily attributable to state taxes and changes in the valuation allowance related to our interest expense limitation. The difference between the statutory rate and our effective rate for the six months ended March 30, 2024 was primarily attributable to state taxes. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

For the six months ended March 29, 2025, we utilized the discrete effective tax rate method, as allowed by ASC 740- 270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that the use of this discrete method is more appropriate than the annual effective tax rate method due to the sensitivity of tax adjustments to marginal pre-tax book profitability anticipated for the year.

Note 10—Commitments & Contingencies

Contingencies

On September 8, 2023, a class action complaint for violation of federal securities laws was filed by West Palm Beach Police Pension Fund in the U.S. District Court for the District of Arizona against us, our former Chief Executive Officer and our former Chief Financial Officer. On December 1, 2023, the court appointed the lead plaintiff, and on February 20, 2024, the lead plaintiff filed an amended and consolidated complaint. The amended and consolidated complaint alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts about our financial guidance, business operations and prospects, and seeks class certification, damages, interest, attorneys’ fees, and other relief. On April 22, 2024, we filed a motion to dismiss the amended and consolidated complaint. That motion is fully briefed and pending before the court. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

On March 13, 2024 and March 14, 2024, and December 17, 2024, three derivative actions were separately filed in the U.S. District Courts for the Districts of Arizona and Delaware by John Clemens, Sally Flynn, and Ian Mednick, on behalf of the company, against our officers and directors. Each of the three complaints include substantially the same allegations as those in the securities class action, and allege that the defendant directors and officers harmed the Company by either making false or misleading statements, or allowing false or misleading statements to be made. The complaints seek the award of damages, costs, attorney’s fees, and other declaratory relief. The two derivative actions pending in the U.S. District Court for the District of Arizona have been consolidated into a single proceeding. All of the derivative actions are stayed pending a decision on the motion to dismiss in the securities class action. Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.

We are also defendants in lawsuits or potential claims encountered in the normal course of business. When the potential liability from a matter can be estimated and the loss is considered probable, we record the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations and claims, the ultimate outcome may differ from the estimates. We do not expect that the resolutions of any of these matters will have a material effect on our condensed consolidated financial position or results of operations. We did not record any material loss contingencies for the periods presented.

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

Under the terms of the guarantee, the Company is required to reimburse the vendor for parts used for warranty work performed. The guarantee has no limitation on the maximum potential future payment of warranty costs under the agreement. The Company recognized a liability in accrued expenses associated with this guarantee at an estimated fair value of approximately $10.7 million. The corresponding asset related to the expected discounts on future purchases is recorded in prepaid expenses and other current assets. The amortization of this balance will be recorded as cost of goods sold during the term of the amended agreement. As of September 28, 2024, the liability related to the guarantee was $9.5 million.

In November 2024, the Company and the vendor amended the agreement effective September 29, 2024 to eliminate the guarantee and reduce rebates on future purchases. As a result, the Company derecognized the warranty guarantee liability and the other current asset balance in the first quarter of fiscal 2025. Additionally, the Company received credit for $1.8 million of previous warranty-related expense which was recorded as a reduction to cost of goods sold.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event. We had standby letters of credit outstanding in the amount of $11.9 million and $10.7 million as of March 29, 2025 and March 30, 2024, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Note 11—Share Repurchase Program

On December 3, 2021, the board of directors authorized a share repurchase program for up to an aggregate of $300 million of the Company’s outstanding shares of common stock over a period of three years, which expired on December 31, 2024. The amount, price, manner, and timing of repurchases were determined by the Company in its discretion and depended on a number of factors, including legal requirements, price, economic and market conditions, the Company’s financial condition, capital requirements, cash flows, results of operations, business prospects, and other factors management deemed relevant. Shares were authorized to be repurchased from time-to-time using a variety of methods, including on the open market and/or in privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases, and other methods.

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

During the three and six month periods ended March 29, 2025 and March 30, 2024, no shares were repurchased.

Note 12—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”), which was amended and restated by our shareholders at our 2024 Annual Meeting of Shareholders. The Plan provides for various types of awards, including non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. As of March 29, 2025, we had 12.4 million shares of common stock available for future grants under the Plan.

As of March 29, 2025, the aggregate unamortized value of all outstanding equity-based compensation awards was $12.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements. The following tables summarize our Stock Option activity under the Plan during the six months ended March 29, 2025 (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	1,878	$18.46
Granted	—	—
Exercised	—	—
Forfeited/Expired	(902)	17.13
Balance, Ending	976	$19.68

Vested and exercisable as of March 29, 2025	931	$19.37

As of March 29, 2025
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	44
Weighted average years that expense is expected to be recognized	0.1
Weighted average remaining contractual years outstanding	6.4

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan during the six months ended March 29, 2025 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	3,047	$6.79
Granted	3,992	1.87
Vested	(461)	7.11
Forfeited	(927)	6.05
Balance, Ending	5,651	$3.41

In December 2024, 0.9 million PSUs were granted subject to the Company achieving certain adjusted sales and adjusted EBITDA performance targets on a cumulative basis during fiscal years 2025, 2026, and 2027. The criteria are based on a range of performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $2.44. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

In December 2023, the Company granted 0.4 million PSUs subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during fiscal years 2024 and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $5.43. As of March 29, 2025, the performance targets had not been met for the PSUs to vest, and no PSUs had vested as of such date.

As of March 29, 2025
Unamortized value of unvested RSUs/PSUs (in thousands)	$12,892
Weighted average period (years) expense is expected to be recognized	2.3

During the three months ended March 29, 2025 and March 30, 2024, equity-based compensation expense was $1.9 million and $2.7 million, respectively. During the six months ended March 29, 2025 and March 30, 2024, equity-based compensation expense was $3.6 million and $5.4 million, respectively. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 13—Earnings Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator:
Net loss	$(51,320)	$(34,553)	$(95,884)	$(74,106)
Denominator:
Weighted average shares outstanding - basic	185,256	184,625	185,139	184,504
Effect of dilutive securities:
Stock Options	—	—	—	—
RSUs	—	—	—	—
Weighted average shares outstanding - diluted	185,256	184,625	185,139	184,504

Basic earnings per share	$(0.28)	$(0.19)	$(0.52)	$(0.40)
Diluted earnings per share	$(0.28)	$(0.19)	$(0.52)	$(0.40)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	Mach 30, 2024	March 29, 2025	March 30, 2024
Stock Options	1,000	2,915	1,259	3,048
RSUs	3,693	1,512	3,210	1,620
Total	4,693	4,427	4,469	4,668

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended March 29, 2025 and March 30, 2024 refer to the 13 weeks ended March 29, 2025 and March 30, 2024, respectively. References to the six months ended March 29, 2025 and March 30, 2024 refer to the 26 weeks ended March 29, 2025 and March 30, 2024, respectively.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under United States generally accepted accounting principles (“GAAP”) are sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”), and operating income (loss). The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net income (loss), and Adjusted diluted earnings (loss) per share.

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

As of March 29, 2025, we operated over 1,000 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Share

Adjusted net income (loss) and Adjusted diluted earnings (loss) per share are additional key measures used by management and our board of directors to assess our financial performance. Adjusted net income (loss) and Adjusted diluted earnings (loss) per share are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

Adjusted net income (loss) is defined as net income (loss) adjusted to exclude equity-based compensation expense, executive transition costs, severance, strategic project costs, merger and acquisition costs, change in valuation allowance for deferred taxes, and other non-recurring, non-cash, or discrete items. Adjusted diluted earnings (loss) per share is defined as Adjusted net income (loss) divided by the diluted weighted average number of common shares outstanding.

Factors Affecting the Comparability of our Results of Operations

Our reported results have been affected by, among other events, the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including tariffs, public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, higher rates of inflation, higher interest rates, general economic slowdown, and potential failures among financial institutions. The direct and indirect impact COVID-19 has had on our financial and operating performance since 2020 has made period-to-period analysis and accurate forecasting difficult. Due to the non-discretionary nature of our products and services, our business delivered strong growth and profitability throughout the pandemic, in spite of restrictions on the operation of our locations and distribution facilities. New or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the U.S. presidential administration, could further impact or exacerbate these conditions. In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended, and the impacts of such actions on the Company’s business. Significant disruption to our supply chain for products we sell, as a result of geopolitical conflict, tariffs or trade policies or otherwise, can also have a material impact on our sales and earnings and cause unpredictable changes in results. In addition, we believe adverse macroeconomic trends and uncertainties including inflation and varying interest rates also increase consumers’ sensitivity to price and result in cost-conscious behavior inclusive of high ticket items, which can result in corresponding declines in sales and/or gross profit.

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

Results of Operations

We derived our condensed consolidated statements of operations for the three and six months ended March 29, 2025 and March 30, 2024 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
Statements of Operations Data:	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Sales	$177,134	$188,664	$352,362	$362,624
Cost of merchandise and services sold	133,188	134,336	260,699	257,888
Gross profit	43,946	54,328	91,663	104,736
Selling, general and administrative expenses	92,325	84,856	179,741	171,734
Operating loss	(48,379)	(30,528)	(88,078)	(66,998)
Interest expense	15,897	18,153	31,661	35,224
Loss before taxes	(64,276)	(48,681)	(119,739)	(102,222)
Income tax benefit	(12,956)	(14,128)	(23,855)	(28,116)
Net loss	$(51,320)	$(34,553)	$(95,884)	$(74,106)
Earnings per share
Basic	$(0.28)	$(0.19)	$(0.52)	$(0.40)
Diluted	$(0.28)	$(0.19)	$(0.52)	$(0.40)
Weighted average shares outstanding
Basic	185,256	184,625	185,139	184,504
Diluted	185,256	184,625	185,139	184,504

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	75.2	71.2	74.0	71.1
Gross margin	24.8	28.8	26.0	28.9
Selling, general and administrative expenses	52.1	45.0	51.0	47.4
Operating loss	(27.3)	(16.2)	(25.0)	(18.5)
Interest expense	9.0	9.6	9.0	9.7
Loss before taxes	(36.3)	(25.8)	(34.0)	(28.2)
Income tax benefit	(7.3)	(7.5)	(6.8)	(7.8)
Net loss	(29.0)	(18.3)	(27.2)	(20.4)
Other Financial and Operations Data:
Number of new and acquired locations, net	(1)	3	(1)	2
Number of locations open at end of period	1,020	1,010	1,020	1,010
Comparable sales growth(2)	(6.7)%	(11.7)%	(3.3)%	(11.7)%
Adjusted EBITDA(3)	$(36,061)	$(19,278)	$(65,379)	$(43,698)
Adjusted EBITDA as a percentage of sales(3)	(20.4)%	(10.2)%	(18.6)%	(12.1)%
Adjusted net loss(3)	$(46,525)	$(31,998)	$(87,816)	$(68,761)
Adjusted diluted earnings per share	$(0.25)	$(0.17)	$(0.47)	$(0.37)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to Adjusted net loss for the three and six months ended March 29, 2025 and March 30, 2024 (in thousands).

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net loss	$(51,320)	$(34,553)	$(95,884)	$(74,106)
Interest expense	15,897	18,153	31,661	35,224
Income tax benefit	(12,956)	(14,128)	(23,855)	(28,116)
Depreciation and amortization expense(1)	8,271	7,843	16,508	16,173
Equity-based compensation expense(2)	1,920	2,710	3,661	5,438
Strategic project costs(3)	607	540	779	663
Executive transition costs and other(4)	1,520	157	1,751	1,026
Adjusted EBITDA	$(36,061)	$(19,278)	$(65,379)	$(43,698)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net loss	$(51,320)	$(34,553)	$(95,884)	$(74,106)
Equity-based compensation expense(2)	1,920	2,710	3,661	5,438
Strategic project costs(3)	607	540	779	663
Executive transition costs and other(4)	1,520	157	1,751	1,026
Change in valuation allowance(5)	2,348	—	4,566	—
Tax effects of these adjustments(6)	(1,600)	(852)	(2,689)	(1,782)
Adjusted net loss	$(46,525)	$(31,998)	$(87,816)	$(68,761)

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
(5)
Represents non-cash change in valuation allowance for deferred taxes that management does not believe are indicative of our ongoing operations. This item is reported in income tax benefit in our condensed consolidated statements of operations and we note they may reoccur in the future.
(6)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax benefit in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales were $177.1 million for the three months ended March 29, 2025 compared to $188.7 million in the prior year period, a decrease of $11.5 million, or 6.1%. The change was primarily driven by lower transaction volume and mix of products sold. Comparable sales were lower by $12.4 million relative to the prior year period. Non-comparable sales, including acquisitions and new stores, contributed $0.9 million in the current year period.

Sales were $352.4 million for the six months ended March 29, 2025, compared to $362.6 million in the prior year period, a decrease of $10.3 million, or 2.8%. The change was primarily driven by lower transaction volume as well as average order value and mix of products sold. Comparable sales were lower by $12.1 million relative to the prior year period. Non-comparable sales, including acquisitions and new stores, contributed $1.8 million in the current year period.

Gross Profit and Gross Margin

Gross profit for the three months ended March 29, 2025 was $43.9 million compared to $54.3 million in the prior year period, representing a decrease of $10.4 million, or 19.1%. Gross margin decreased to 24.8% compared to 28.8% in the prior year period. The decline in rate was mainly due to occupancy and distribution center costs (220 basis points) and decrease in volume of products sold and mix (180 basis points).

Gross profit for the six months ended March 29, 2025 was $91.7 million compared to $104.7 million in the prior year period, a decrease of $13.1 million, or 12.5%. Gross margin decreased to 26.0% compared to 28.9% in the prior year period. The decline in rate was mainly due to occupancy costs and distribution center costs (150 basis points) and decrease in volume of products sold and mix (140 basis points).

Selling, General and Administrative Expenses

SG&A for the three months ended March 29, 2025 was $92.3 million compared to $84.9 million in the prior year period, an increase of $7.5 million, or 8.8%. The increase in SG&A was primarily related to increased compensation expenses of $4.3 million, $1.5 million for direct store expenses, and $1.1 million for professional fees and consulting expenses.

SG&A for the six months ended March 29, 2025 was $179.7 million compared to $171.7 million in the prior year period, an increase of $8.0 million, or 4.7%. The increase in SG&A was driven by $3.7 million of increased compensation expenses and $2.3 million of professional fees and consulting expenses.

Interest Expense

Interest expense for the three months ended March 29, 2025 was $15.9 million compared to $18.2 million in the prior year period, a decrease of $2.3 million. Interest expense for the six months ended March 29, 2025 was $31.7 million compared to $35.2 million in the prior year period, a decrease of $3.5 million.

These decreases for the three and six months ended March 29, 2025 were due to lower interest rates and lower balances on our term loan.

Income Taxes

Income tax benefit for the three months ended March 29, 2025 was $13.0 million compared to $14.1 million in the prior year period, a decrease of $1.2 million. Income tax benefit for the six months ended March 29, 2025 was $23.9 million compared to $28.1 million in the prior year period, a decrease of $4.2 million. The decreases were primarily attributable to the change in valuation allowance related to our interest expense limitation.

The effective income tax rate was 20.2% and 19.9% for the three and six months ended March 29, 2025, respectively, and included net income tax expenses attributable to equity-based compensation awards and the change in valuation allowance related to our interest expense limitation. The effective income tax rate was 29.0% and 27.5% for the three and six months ended March 30, 2024, and included net income tax expenses attributable to equity-based compensation awards.

Net Loss and Diluted Earnings (Loss) per Share

Net loss for the three months ended March 29, 2025 was $51.3 million compared to $34.6 million in the prior year period, an increase of $16.8 million. Net loss for the six months ended March 29, 2025 was $95.9 million compared to $74.1 million in the prior year period, an increase of $21.8 million. The changes in net loss during the three and six months ended March 29, 2025 was primarily due to decreases in gross profit combined with increases in SG&A.

Diluted earnings (loss) per share was $(0.28) for the three months ended March 29, 2025 compared to $(0.19) in the prior year period. Diluted earnings (loss) per share was $(0.52) for the six months ended March 29, 2025 compared to $(0.40) in the prior year period.

Adjusted net loss for the three months ended March 29, 2025 was $46.5 million compared to $32.0 million in the prior year period, an increase of $14.5 million. Adjusted net loss for the six months ended March 29, 2025 was $87.8 million compared to $68.8 million in the prior year period, an increase of $19.0 million. Adjusted diluted earnings (loss) per share was $(0.25) for the three months ended March 29, 2025 compared to $(0.17) in the prior year period. Adjusted diluted earnings (loss) per share was $(0.47) for the six months ended March 29, 2025 compared to $(0.37) in the prior year period.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 29, 2025 was $(36.1) million compared to $(19.3) million in the prior year period, a decrease of $16.8 million. Adjusted EBITDA for the six months ended March 29, 2025 was $(65.4) million compared to $(43.7) million in the prior year period, a decrease of $21.7 million. The decreases in both the three and six months ended March 29, 2025 were primarily due to decreases in gross profit combined with increases in SG&A expense during the period.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowing availability under our Revolving Credit Facility. Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and through our Revolving Credit Facility.

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $17.3 million and $108.5 million as of March 29, 2025 and September 28, 2024, respectively. As of March 29, 2025, we had $101.5 million outstanding on our Revolving Credit Facility. We had no amounts outstanding on our Revolving Credit Facility as of September 28, 2024.

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

Based on our growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and borrowing availability under our Revolving Credit Facility will be adequate to finance our working capital requirements, planned capital expenditures, strategic acquisitions, and debt service over the next 12 months and thereafter. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we may need to obtain additional equity or debt financing. There can be no assurance that equity or debt financing will be available to us if we need it or, if available, whether the terms will be satisfactory to us.

As of March 29, 2025, outstanding standby letters of credit totaled $11.9 million and, after considering borrowing base restrictions, we had $136.6 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of March 29, 2025, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan.

During the quarter ended March 29, 2025, the Company received downgraded credit ratings from both Standard and Poor’s (“S&P”) Global Ratings (B from B+) and Moody’s (Caa1 from B2).

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Six Months Ended
	March 29, 2025	March 30, 2024
Net cash used in operating activities	$(154,309)	$(115,082)
Net cash used in investing activities	(11,125)	(23,964)
Net cash provided by financing activities	74,181	92,062
Net decrease in cash and cash equivalents	$(91,253)	$(46,984)

Cash Used in Operating Activities

Net cash used in operating activities was $154.3 million for the six months ended March 29, 2025 compared to net cash used in operating activities of $115.1 million in the prior year period, an increase of $39.2 million. The increase was primarily driven by changes in working capital related to reduced accrued expenses of $7.6 million, reduced accounts payable of $6.7 million, and increased product inventories of $33.6 million.

Cash Used in Investing Activities

Net cash used in investing activities was $11.1 million for the six months ended March 29, 2025 compared to $24.0 million in the prior year period, a decrease of $12.9 million. This decrease was primarily driven by lower investments in purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended March 29, 2025 was $74.2 million compared to $92.1 million in the prior year period, a decrease of $17.9 million. This decrease was primarily driven by lower borrowings on the Revolving Credit Facility combined with higher repayment of long-term debt.

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

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the six months ended March 29, 2025 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

There have been no material changes to our critical accounting estimates during the six months ended March 29, 2025 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer and Treasurer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer and Treasurer, have evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2025. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that the design and operation of our disclosure controls and procedures were ineffective as the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 were not yet remediated as of March 29, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

The Company has hired an experienced Director of Inventory to lead the remediation efforts for both inventory and vendor rebates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of March 29, 2025, we had established reserves for claims that were probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Except as set forth in Note 10 - Commitments & Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 28, 2024, other than as noted below.

Our common stock may be delisted from The Nasdaq Global Select Market if we are unable to regain and maintain compliance with Nasdaq's continued listing standards.

As previously disclosed, on April 24, 2025, we received notification from Nasdaq indicating that our common stock is subject to potential delisting from The Nasdaq Global Select Market because we are not in compliance with the requirement to maintain a minimum bid price of at least $1.00 (the “Bid Price Rule”). This notice had no immediate impact on the Company’s listing on The Nasdaq Global Select Market. We have until October 21, 2025 to regain compliance and, if we do not, we may be eligible for an additional 180-day calendar period in which to regain compliance. If we do not regain compliance with the Bid Price Rule by the applicable deadline, Nasdaq will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). We expect that our common stock would remain listed pending the Panel’s decision. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the Panel, that such appeal would be successful. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule.

Any delisting of our common stock would likely adversely affect the market liquidity and market price of our common stock and our ability to obtain financing for the continuation of our operations. Consequently, you may not be able to sell our common stock at prices equal to or greater than the price you paid.

Our substantial indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt agreements, and could divert our cash flow from operations to debt payments.

We have a substantial amount of indebtedness. As of March 29, 2025, our total borrowings under our Amended and Restated Term Loan Credit Agreement (the “Term Loan”) and our credit facility, as amended from time-to-time, among Leslie’s Poolmart, Inc., the subsidiary borrowers, Leslie’s, Inc., each lender party thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Co-Collateral Agent (the “Revolving Credit Facility,” together, the “Credit Facilities”) was $858.2 million. Subject to restrictions in the agreements governing our debt, we may incur additional debt.

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

Our credit rating was recently downgraded, and there is a risk of further downgrades in the future. Credit rating downgrades have and may continue to adversely affect our ability to access capital markets, increase our borrowing costs, limit our financing options, and reduce our financial flexibility. Lower credit ratings may also result in more stringent covenants in our debt agreements, require us to provide additional collateral for existing obligations, trigger early repayment obligations under certain of our debt instruments, or limit our ability to refinance existing debt on favorable terms. Given our substantial indebtedness, these impacts could further constrain our operational flexibility, intensify the risks associated with our leverage, exacerbate our vulnerability to economic downturns, and adversely affect our liquidity, financial condition, and ability to fund operations, capital expenditures, and strategic initiatives.

Furthermore, all of our debt under our Credit Facilities bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.

Product supply disruptions may have an adverse effect on our profitability and operating results.

We rely on various suppliers and vendors to provide and deliver product inventory on a continuous basis, some of which are located outside of the United States. These suppliers (and those they depend upon for materials and services) are subject to risks, including from natural or man-made disasters or extreme weather (including as a result of climate change), public health and safety issues, geopolitical events and conflicts (including terrorist attacks and armed hostilities), power outages, labor or trade disputes, union organizing activities, disruption to transportation routes, changes in tariffs or duties imposed on imported products or raw materials, financial liquidity problems, and similar events, as well as supply constraints and general economic, social, and political conditions that can limit their ability to provide us (or our suppliers) with quality products and services in a timely manner and at reasonable cost. The occurrence of these or other unexpected events can cause us to suffer significant product inventory losses, and significant lost revenue, and increased cost of sales. For example, recent and potential changes to US trade policies, particularly escalating tariff exchanges with China and other countries, have disrupted supply chains and increased costs, potentially creating unpredictable customer spending patterns and economic uncertainty that could, directly or indirectly, significantly impact business operations, financial conditions, and results in ways difficult to anticipate or mitigate.

Disruptions from natural or man-made disasters or extreme weather, public health and safety issues, geopolitical events and security issues, labor or trade disputes, macroeconomic crises, and similar events could have a material adverse effect on our business.

Natural or man-made disasters or extreme weather (including as a result of climate change), public health and safety issues, geopolitical events and conflicts (including terrorist attacks and armed hostilities), labor or trade disputes, macroeconomic crises (including any stemming from recent adverse developments in the financial services industry), and similar events can lead to uncertainty and have a negative impact on demand for our products, in addition to causing disruptions to our supply chain. Discretionary spending on chemicals, equipment and parts, cleaning and maintenance equipment, and safety, recreational, and fitness-related products, such as ours, is generally adversely affected during times of economic, social, or political uncertainty. For example, recent and potential changes to US trade policies, particularly escalating tariff exchanges with China and other countries, have disrupted supply chains and increased costs, potentially creating unpredictable customer spending patterns and economic uncertainty that could significantly impact consumers’ discretionary spending. The potential for natural or man-made disasters or extreme weather, geopolitical events and conflicts, labor or trade disputes, macroeconomic crises, and similar events could create these types of uncertainties and negatively impact our business for the short- or long-term in ways that cannot presently be predicted.

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

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

None.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended March 29, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
3.1	Seventh Amended and Restated Certificate of Incorporation, effective as of March 12, 2025	8-K	3.1	3/17/2025
10.1*	Offer Letter, dated as of March 12, 2025, by and between Leslie’s Poolmart, Inc. and Tony Iskander
10.2*	Offer Letter, dated as of March 13, 2025, by and between Leslie’s Poolmart, Inc. and Naomi Cramer
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LESLIE’S, INC.

Date: May 8, 2025	By:	/s/ Anthony Iskander
Anthony Iskander
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)