Form 10-Q
period 2025-06-28
Leslie's, Inc.
filed 2025-08-07
CIK 1821806

9184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

As of August 1, 2025, the Registrant had 185,608,308, shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations regarding our cash resources and cash generation from normal operations;
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
•
our ability to implement the proposed reverse stock split in a timely manner, if at all and the anticipated effects of the proposed reverse stock split on the price of shares of our common stock;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2024, in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, outcomes, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

CONDENSED Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	June 28, 2025	September 28, 2024	June 29, 2024
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$42,684	$108,505	$74,438
Accounts and other receivables, net	34,794	45,467	45,817
Inventories	273,192	234,283	302,209
Prepaid expenses and other current assets	34,460	34,179	34,545
Total current assets	385,130	422,434	457,009
Property and equipment, net	94,143	98,447	94,135
Operating lease right-of-use assets	260,925	270,488	282,556
Goodwill and other intangibles, net	212,407	215,127	216,041
Deferred tax assets	—	4,168	15,409
Other assets	36,888	39,661	40,038
Total assets	$989,493	$1,050,325	$1,105,188
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$91,587	$67,622	$108,935
Accrued expenses and other current liabilities	104,629	106,713	107,208
Operating lease liabilities	65,755	63,357	61,638
Income taxes payable	—	1,127	—
Current portion of long-term debt	—	8,100	8,100
Total current liabilities	261,971	246,919	285,881
Deferred tax liabilities	1,549	—	—
Operating lease liabilities, noncurrent	197,375	209,067	216,756
Revolving credit facility	20,000	—	—
Long-term debt, net	751,547	769,065	768,598
Other long-term liabilities	3,218	2,423	2,110
Total liabilities	1,235,660	1,227,474	1,273,345
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized and 185,578,489, 184,969,296, and 184,912,804 issued and outstanding as of June 28, 2025, September 28, 2024, and June 29, 2024.	186	185	185
Additional paid-in capital	112,006	106,871	105,940
Retained deficit	(358,359)	(284,205)	(274,282)
Total stockholders’ deficit	(246,167)	(177,149)	(168,157)
Total liabilities and stockholders’ deficit	$989,493	$1,050,325	$1,105,188

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales	$500,347	$569,638	$852,709	$932,262
Cost of merchandise and services sold	302,457	340,798	563,156	598,686
Gross profit	197,890	228,840	289,553	333,576
Selling, general and administrative expenses	129,572	131,145	309,313	302,879
Operating income (loss)	68,318	97,695	(19,760)	30,697
Interest expense	15,764	18,156	47,425	53,380
Net income (loss) before taxes	52,554	79,539	(67,185)	(22,683)
Income tax expense (benefit)	30,824	18,889	6,969	(9,227)
Net income (loss)	$21,730	$60,650	$(74,154)	$(13,456)
Earnings (loss) per share:
Basic	$0.12	$0.33	$(0.40)	$(0.07)
Diluted	$0.12	$0.33	$(0.40)	$(0.07)
Weighted average shares outstanding:
Basic	185,490	184,834	185,256	184,614
Diluted	185,490	184,861	185,256	184,614

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, March 31, 2024	184,743	$185	$103,775	$(334,932)	$(230,972)
Issuance of common stock under the Plan	186	—	—	—	—
Equity-based compensation	—	—	2,246	—	2,246
Restricted stock units surrendered in lieu of withholding taxes	(16)	—	(81)	—	(81)
Net income	—	—	—	60,650	60,650
Balance, June 29, 2024	184,913	$185	$105,940	$(274,282)	$(168,157)

Balance, March 30, 2025	185,402	185	110,445	(380,089)	(269,459)
Issuance of common stock under the Plan	188	1	—	—	1
Equity-based compensation	—	—	1,571	—	1,571
Restricted stock units surrendered in lieu of withholding taxes	(12)	—	(10)	—	(10)
Net income	—	—	—	21,730	21,730
Balance, June 28, 2025	185,578	$186	$112,006	$(358,359)	$(246,167)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, September 30, 2023	184,334	$184	$99,280	$(260,826)	$(161,362)
Issuance of common stock under the Plan	727	1	—	—	1
Equity-based compensation	—	—	7,629	—	7,629
Repurchase and retirement of common stock	(148)	—	(969)	—	(969)
Net loss	—	—	—	(13,456)	(13,456)
Balance, June 29, 2024	184,913	$185	$105,940	$(274,282)	$(168,157)

Balance, September 28, 2024	184,969	$185	$106,871	$(284,205)	$(177,149)
Issuance of common stock under the Plan	650	1	—	—	1
Equity-based compensation	—	—	5,194	—	5,194
Restricted stock units surrendered in lieu of withholding taxes	(41)	—	(59)	—	(59)
Net loss	—	—	—	(74,154)	(74,154)
Balance, June 28, 2025	185,578	$186	$112,006	$(358,359)	$(246,167)

See accompanying notes which are an integral part of these condensed consolidated financial statements.

LESLIE’S, INC.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	June 28, 2025	June 29, 2024
Operating Activities
Net loss	$(74,154)	$(13,456)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,080	24,420
Equity-based compensation	5,194	7,629
Amortization of deferred financing costs and debt discounts	1,619	1,647
Provision for credit losses	574	1,007
Deferred income taxes	5,717	(7,811)
Loss on asset dispositions	1,044	52
Changes in operating assets and liabilities:
Accounts and other receivables	10,099	(17,428)
Inventories	(38,909)	9,628
Prepaid expenses and other current assets	(281)	(10,912)
Other assets	2,561	6,561
Accounts payable	23,965	50,379
Accrued expenses and other current liabilities	(1,049)	14,428
Income taxes payable	(1,127)	(5,782)
Operating lease assets and liabilities, net	269	48
Net cash (used in) provided by operating activities	(39,398)	60,410
Investing Activities
Purchases of property and equipment	(19,064)	(34,324)
Proceeds from asset dispositions	117	77
Net cash used in investing activities	(18,947)	(34,247)
Financing Activities
Borrowings on revolving credit facility	159,500	140,500
Payments on revolving credit facility	(139,500)	(140,500)
Repayment of long-term debt	(27,025)	(6,075)
Payments on finance leases	(392)	—
Payment of deferred financing costs	—	(101)
Payments of employee tax withholdings related to restricted stock vesting	(59)	(969)
Net cash used in financing activities	(7,476)	(7,145)
Net (decrease) increase in cash and cash equivalents	(65,821)	19,018
Cash and cash equivalents, beginning of period	108,505	55,420
Cash and cash equivalents, end of period	$42,684	$74,438
Supplemental Information:
Cash paid for interest	$46,462	$51,762
Cash paid for income taxes, net of refunds received	3,556	6,702

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th as approved by the board. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended June 28, 2025 and June 29, 2024 refer to the 13 weeks ended June 28, 2025 and June 29, 2024. Reference to the nine months ended June 28, 2025 and June 29, 2024 refer to the 39 weeks ended June 28, 2025 and June 29, 2024.

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

Note 3 —Goodwill and Other Intangibles, Net

Goodwill

The following table details goodwill (in thousands):

	June 28, 2025	September 28, 2024	June 29, 2024
Balance at beginning of the period	$180,698	$180,698	$180,698
Acquisitions, net of measurement period adjustments	-	-	-
Balance at the end of the period	$180,698	$180,698	$180,698

Goodwill and Intangibles Impairment Valuation

We review goodwill and indefinite-lived intangible assets for impairment annually (in the fourth quarter) or more frequently if impairment indicators arise. During the three months ended June 28, 2025, management identified certain indicators (i.e., decline in market capitalization and reduced operating performance), which required an interim goodwill and indefinite-lived intangible asset impairment evaluation.

As a result, we performed a quantitative impairment test for our only reporting unit under ASC 350, Intangibles - Goodwill and Other. The fair value of the reporting unit was estimated using a combined discounted cash flow model and market approach, consistent with valuation methodologies used historically.

Key assumptions of the analysis included:

•
Discount rate: 16%
•
Long-term growth rate: 3%

Based on the results of this analysis, we determined that the fair value of the reporting unit exceeded its carrying amount, and therefore no impairment loss needed to be recognized.

Our indefinite-lived intangible assets were tested for impairment using the relief of royalty method consistent with standard valuation methodologies used in prior acquisitions. These same key assumptions were used in the impairment evaluation of our indefinite-lived intangible assets. Based on the analysis performed it was determined that the fair value of the indefinite-lived intangibles was greater than the carrying value and thus no impairment charge was recognized.

Other Intangibles

Other intangible assets consisted of the following as of June 28, 2025 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.2	$22,100	$(6,834)	$15,266
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.7	2,260	(1,523)	737
Consumer relationships	6.1	15,400	(9,097)	6,303
Other intangibles	3.3	4,000	(3,947)	53
Total		$53,110	$(21,401)	$31,709

Other intangible assets consisted of the following as of September 28, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.9	$22,100	$(5,355)	$16,745
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	4.4	2,260	(1,368)	892
Consumer relationships	6.6	15,400	(8,038)	7,362
Other intangibles	4.1	4,000	(3,920)	80
Total		$53,110	$(18,681)	$34,429

Other intangible assets consisted of the following as of June 29, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	9.2	$22,100	$(4,861)	$17,239
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	4.6	2,260	(1,317)	943
Consumer relationships	6.8	15,400	(7,685)	7,715
Other intangibles	4.3	4,000	(3,904)	96
Total		$53,110	$(17,767)	$35,343

Amortization expense was $0.9 million and $0.9 million for the three months ended June 28, 2025 and June 29, 2024. Amortization expense was $2.7 million and $2.8 million for the nine months ended June 28, 2025 and June 29, 2024. No impairment of goodwill or other intangible assets was recorded during the three and nine months ended June 28, 2025 and June 29, 2024.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our condensed consolidated balance sheet as of June 28, 2025 (in thousands):

Amount
Remainder of fiscal 2025	$980
2026	3,382
2027	3,262
2028	3,150
2029	2,899
Thereafter	8,686
Total	$22,359

Note 4—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	June 28, 2025	September 28, 2024	June 29, 2024
Vendor and other rebates receivable	$13,527	$24,713	$20,393
Customer receivables	20,287	18,262	21,592
Other receivables	3,210	4,723	6,031
Allowance for credit losses	(2,230)	(2,231)	(2,199)
Total	$34,794	$45,467	$45,817

Note 5—Inventories

Inventories consisted of the following (in thousands):

	June 28, 2025	September 28, 2024	June 29, 2024
Raw materials	$3,038	$3,381	$4,787
Finished goods	270,154	230,902	297,422
Total	$273,192	$234,283	$302,209

Note 6—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 28, 2025	September 28, 2024	June 29, 2024
Prepaid insurance	$3,164	$1,120	$3,449
Prepaid occupancy costs	2,280	2,132	2,173
Prepaid sales tax	6,734	3,719	6,788
Prepaid maintenance	5,140	4,388	5,038
Prepaid other	4,209	13,380	5,626
Other current assets	12,933	9,440	11,471
Total	$34,460	$34,179	$34,545

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 28, 2025	September 28, 2024	June 29, 2024
Accrued payroll and employee benefits	$18,780	$20,813	$12,484
Customer deposits	5,807	5,289	5,428
Interest	4,888	5,545	555
Inventory related accruals	13,001	13,586	14,323
Loyalty and deferred revenue	7,919	6,269	6,685
Sales tax	13,916	8,282	15,442
Self-insurance reserves	11,666	9,287	11,228
Other accrued liabilities	28,652	37,642	41,063
Total	$104,629	$106,713	$107,208

As of June 28, 2025, September 28, 2024, and June 29, 2024, capital expenditures included in other accrued liabilities were $0.6 million, $1.0 million, and $2.0 million.

Note 8—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		June 28, 2025	September 28, 2024	June 29, 2024
Term Loan	7.19%	(2)	$756,650	$783,675	$783,675
Revolving Credit Facility	6.02%	(3)	20,000	—	—
Total long-term debt			776,650	783,675	783,675
Less: current portion of long-term debt			—	(8,100)	(8,100)
Less: noncurrent Revolving Credit Facility			(20,000)	—	—
Less: unamortized discount			(1,436)	(1,818)	(1,944)
Less: deferred financing charges			(3,667)	(4,692)	(5,033)
Total long-term debt, net			$751,547	$769,065	$768,598

(1)
Effective interest rates as of June 28, 2025.
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

During the quarter ended December 28, 2024, we made our normal principal payment of $2.0 million and a $25.0 million pre-payment on our Term Loan. This pre-payment was applied to our scheduled principal payments in fiscal years 2025, 2026 and 2027.

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

As of June 28, 2025, we had $20.0 million outstanding on our Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $11.8 million, $10.4 million, and $10.9 million of existing standby letters of credit as of June 28, 2025, September 28, 2024, and June 29, 2024.

Subsequent to quarter end we paid off the remaining $20.0 million outstanding on our Revolving Credit Facility

Fair Value

The fair value of our Term Loan due in 2028 was determined to be $534.4 million as of June 28, 2025, $758.2 million as of September 28, 2024, and $775.9 million as of June 29, 2024. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No event of default occurred as of June 28, 2025, September 28, 2024, and June 29, 2024.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 28, 2025 (in thousands):

Amount
Remainder of fiscal 2025	$20,000
2026	—
2027	—
2028	756,650
2029	—
Thereafter	—
Total	$776,650

Note 9—Income Taxes

Our effective income tax rate was (10.4)% for the nine months ended June 28, 2025, compared to a benefit of 40.7% for the nine months ended June 29, 2024. The differences between the statutory rate and our effective rate for the nine months ended June 28, 2025 were primarily attributable to state taxes and change in valuation allowance. The difference between the statutory rate and our effective rate for the nine months ended June 29, 2024 was primarily attributable to state taxes and tax expenses due to equity-based compensation awards. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

For the nine months ended June 28, 2025, we utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740- 270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that the use of this discrete method is more appropriate than the annual effective tax rate method due to the sensitivity of tax adjustments to marginal pre-tax book profitability anticipated for the year.

On July 4, 2025, the One Big Beautiful Bill Act ( the “OBBBA”) was signed into law, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017. The Company is currently assessing the potential impacts of the OBBBA, if any, on its financials results, and currently does not expect it to have a material impact on its 2025 financial results.

Note 10—Commitments & Contingencies

Contingencies

On September 8, 2023, a class action complaint for violation of federal securities laws was filed by West Palm Beach Police Pension Fund in the U.S. District Court for the District of Arizona against us, our former Chief Executive Officer and our former Chief Financial Officer. On December 1, 2023, the court appointed the lead plaintiff, and on February 20, 2024, the lead plaintiff filed an amended and consolidated complaint. The amended and consolidated complaint alleges that we violated federal securities laws by issuing materially false and misleading statements that failed to disclose adverse facts about our financial guidance, business operations and prospects, and seeks class certification, damages, interest, attorneys’ fees, and other relief. On April 22, 2024, we filed a motion to dismiss the amended and consolidated complaint. That court granted that motion and dismissed the claims on July 14, 2025. The court will allow the plaintiff to file a second amended complaint, which is due on or before August 13, 2025. Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

On March 13, 2024 and March 14, 2024, and December 17, 2024, three derivative actions were separately filed in the U.S. District Courts for the Districts of Arizona and Delaware by John Clemens, Sally Flynn, and Ian Mednick, on behalf of the Company, against our officers and directors. Each of the three complaints include substantially the same allegations as those in the securities class action, and allege that the defendant directors and officers harmed the Company by either making false or misleading statements, or allowing false or misleading statements to be made. The complaints seek the award of damages, costs, attorney’s fees, and other declaratory relief. The two derivative actions pending in the U.S. District Court for the District of Arizona have been consolidated into a single proceeding. All of the derivative actions are stayed pending a decision on the motion to dismiss in the securities class action. These matters will continue to be stayed pending a decision on a motion to dismiss a second amended complaint in the securities class action. Due to the early stage of these proceedings, we cannot reasonably estimate the potential range of loss, if any. We dispute the allegations of wrongdoing and intend to defend ourselves vigorously in these matters.

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

Under the terms of the guarantee, the Company was required to reimburse the vendor for parts used for warranty work performed. The guarantee had no limitation on the maximum potential future payment of warranty costs under the agreement. The Company recognized a liability in accrued expenses associated with this guarantee at an estimated fair value of approximately $10.7 million. The corresponding asset related to the expected discounts on future purchases is recorded in prepaid expenses and other current assets. The amortization of this balance would have been recorded as cost of goods sold during the term of the amended agreement. As of September 28, 2024, the liability related to the guarantee was $9.5 million.

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

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event. We had standby letters of credit outstanding in the amount of $11.8 million and $10.7 million as of June 28, 2025 and June 29, 2024, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

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

During the three and nine month periods ended June 28, 2025 and June 29, 2024, no shares were repurchased.

Note 12—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Leslie’s, Inc. 2020 Omnibus Incentive Plan (the “Plan”), which was amended and restated by our shareholders at our 2024 Annual Meeting of Shareholders. The Plan provides for various types of awards, including non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. As of June 28, 2025, we had 12.3 million shares of common stock available for future grants under the Plan.

As of June 28, 2025, the aggregate unamortized value of all outstanding equity-based compensation awards was $10.6 million, which is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

Stock Options granted under the Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon the satisfaction of time-based requirements. The following tables summarize our Stock Option activity under the Plan during the nine months ended June 28, 2025 (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	1,878	$18.46
Granted	—	—
Exercised	—	—
Forfeited/Expired	(1,074)	17.51
Balance, Ending	804	$19.72

Vested and exercisable as of June 28, 2025	804	$19.72

As of June 28, 2025
Aggregate intrinsic value of options outstanding	$—
Unamortized value of unvested stock options	—
Weighted average years that expense is expected to be recognized	—
Weighted average remaining contractual years outstanding	5.5

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Plan during the nine months ended June 28, 2025 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	3,047	$6.79
Granted	4,440	1.78
Vested	(650)	9.13
Forfeited	(1,132)	5.68
Balance, Ending	5,705	$2.85

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

In December 2023, the Company granted 0.4 million PSUs subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during fiscal years 2024 and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $5.43. As of June 28, 2025, the performance targets had not been met for the PSUs to vest, and no PSUs had vested as of such date.

As of June 28, 2025
Unamortized value of unvested RSUs/PSUs (in thousands)	$10,602
Weighted average period (years) expense is expected to be recognized	2.2

During the three months ended June 28, 2025 and June 29, 2024, equity-based compensation expense was $1.6 million and $2.2 million. During the nine months ended June 28, 2025 and June 29, 2024, equity-based compensation expense was $5.2 million and $7.6 million. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our condensed consolidated statements of operations.

Note 13—Earnings (Loss) Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income (loss)	$21,730	$60,650	$(74,154)	$(13,456)
Denominator:
Weighted average shares outstanding - basic	185,490	184,834	185,256	184,614
Effect of dilutive securities:
Stock Options	—	—	—	—
RSUs	—	27	—	—
Weighted average shares outstanding - diluted	185,490	184,861	185,256	184,614

Basic earnings (loss) per share	$0.12	$0.33	$(0.40)	$(0.07)
Diluted earnings (loss) per share	$0.12	$0.33	$(0.40)	$(0.07)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings (loss) per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock Options	818	2,253	1,112	2,780
RSUs	4,756	2,351	3,552	1,459
Total	5,574	4,604	4,664	4,239

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q from the quarter ended March 29, 2025, and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended June 28, 2025 and June 29, 2024 refer to the 13 weeks ended June 28, 2025 and June 29, 2024. References to the nine months ended June 28, 2025 and June 29, 2024 refer to the 39 weeks ended June 28, 2025 and June 29, 2024.

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

As of June 28, 2025, we operated over 1,000 locations in 39 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including tariffs, public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, higher rates of inflation, higher interest rates, general economic slowdown, and potential failures among financial institutions. The direct and indirect impact COVID-19 has had on our financial and operating performance since 2020 has made period-to-period analysis and accurate forecasting difficult. Due to the non-discretionary nature of a majority of our products and services, our business delivered strong growth and profitability throughout the pandemic, in spite of restrictions on the operation of our locations and distribution facilities. New or increased tariffs and other barriers to trade, especially in light of comments and executive orders made by the U.S. presidential administration, could further impact or exacerbate these conditions. The United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended, and the impacts of such actions on the Company’s business. Significant disruption to our supply chain for products we sell, as a result of geopolitical conflict, tariffs or trade policies or otherwise, can also have a material impact on our sales and earnings and cause unpredictable changes in results. In addition, we believe adverse macroeconomic trends and uncertainties including inflation and varying interest rates also increase consumers’ sensitivity to price and result in cost-conscious behavior inclusive of high ticket items, which can result in corresponding declines in sales and/or gross profit.

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

Results of Operations

We derived our condensed consolidated statements of operations for the three and nine months ended June 28, 2025 and June 29, 2024 from our condensed consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts and percentages):

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales	$500,347	$569,638	$852,709	$932,262
Cost of merchandise and services sold	302,457	340,798	563,156	598,686
Gross profit	197,890	228,840	289,553	333,576
Selling, general and administrative expenses	129,572	131,145	309,313	302,879
Operating income (loss)	68,318	97,695	(19,760)	30,697
Interest expense	15,764	18,156	47,425	53,380
Income (loss) before taxes	52,554	79,539	(67,185)	(22,683)
Income tax expense (benefit)	30,824	18,889	6,969	(9,227)
Net income (loss)	$21,730	$60,650	$(74,154)	$(13,456)
Earnings (loss) per share
Basic	$0.12	$0.33	$(0.40)	$(0.07)
Diluted	$0.12	$0.33	$(0.40)	$(0.07)
Weighted average shares outstanding
Basic	185,490	184,834	185,256	184,614
Diluted	185,490	184,861	185,256	184,614

Percentage of Sales(1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	60.4	59.8	66.0	64.2
Gross margin	39.6	40.2	34.0	35.8
Selling, general and administrative expenses	25.9	23.0	36.3	32.5
Operating income (loss)	13.7	17.2	(2.3)	3.3
Interest expense	3.2	3.2	5.6	5.7
Income (loss) before taxes	10.5	14.0	(7.9)	(2.4)
Income tax expense (benefit)	6.2	3.3	0.8	(1.0)
Net income (loss)	4.3	10.6	(8.7)	(1.4)
Other Financial and Operations Data:
Number of new and acquired locations, net	3	10	3	13
Number of locations open at end of period	1,023	1,020	1,023	1,020
Comparable sales growth(2)	(12.4)%	(4.0)%	(8.8)%	(4.1)%
Adjusted EBITDA(3)	$81,570	$109,469	$16,193	$65,771
Adjusted EBITDA as a percentage of sales(3)	16.3%	19.2%	1.9%	7.1%
Adjusted net income (loss)(3)	$37,937	$63,297	$(49,877)	$(5,465)
Adjusted diluted earnings (loss) per share	$0.20	$0.34	$(0.27)	$(0.03)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net income (loss) to Adjusted EBITDA and net income (loss) to Adjusted net income (loss) for the three and nine months ended June 28, 2025 and June 29, 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$21,730	$60,650	$(74,154)	$(13,456)
Interest expense	15,764	18,156	47,425	53,380
Income tax expense (benefit)	30,824	18,889	6,969	(9,227)
Depreciation and amortization expense(1)	8,572	8,246	25,080	24,419
Equity-based compensation expense(2)	1,581	2,246	5,242	7,683
Strategic project costs(3)	1,056	395	1,836	1,058
Executive transition costs and other(4)	2,043	887	3,795	1,914
Adjusted EBITDA	$81,570	$109,469	$16,193	$65,771

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$21,730	$60,650	$(74,154)	$(13,456)
Equity-based compensation expense(2)	1,581	2,246	5,242	7,683
Strategic project costs(3)	1,056	395	1,836	1,058
Executive transition costs and other(4)	2,043	887	3,795	1,914
Change in valuation allowance(5)	16,930	—	21,496	—
Tax effects of these adjustments(6)	(5,403)	(881)	(8,092)	(2,664)
Adjusted net income (loss)	$37,937	$63,297	$(49,877)	$(5,465)

(1)
Includes depreciation related to our distribution centers and store locations, which is reported in cost of merchandise and services sold and SG&A in our condensed consolidated statements of operations.
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
(5)
Represents non-cash change in valuation allowance for deferred taxes. This item is reported in income tax (expense) benefit in our condensed consolidated statements of operations.
(6)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax benefit in our condensed consolidated statements of operations.

Selected Financial Information

Sales

Sales were $500.3 million for the three months ended June 28, 2025 compared to $569.6 million in the prior year period, a decrease of $69.3 million, or 12.2%. The change was primarily driven by lower transaction volume and mix of products sold. Comparable sales were lower by $70.5 million relative to the prior year period. Non-comparable sales, including acquisitions and new stores, contributed $1.2 million in the current year period.

Sales were $852.7 million for the nine months ended June 28, 2025, compared to $932.3 million in the prior year period, a decrease of $79.6 million, or 8.5%. The change was primarily driven by lower transaction volume as well as average order value and mix of products sold. Comparable sales were lower by $82.5 million relative to the prior year period. Non-comparable sales, including acquisitions and new stores, contributed $2.9 million in the current year period.

Gross Profit and Gross Margin

Gross profit for the three months ended June 28, 2025 was $197.9 million compared to $228.8 million in the prior year period, representing a decrease of $31.0 million, or 13.5%. Gross margin decreased to 39.6% compared to 40.2% in the prior year period. The decline in rate was mainly due to occupancy and distribution center costs (30 basis points) and decrease in volume of products sold and mix (30 basis points).

Gross profit for the nine months ended June 28, 2025 was $289.6 million compared to $333.6 million in the prior year period, a decrease of $44.0 million, or 13.2%. Gross margin decreased to 34.0% compared to 35.8% in the prior year period. The decline in rate was mainly due to occupancy costs and distribution center costs (100 basis points) and decrease in volume of products sold and mix (80 basis points).

Selling, General and Administrative Expenses

SG&A for the three months ended June 28, 2025 was $129.6 million compared to $131.1 million in the prior year period, a decrease of $1.6 million, or 1.2%. The decrease in SG&A was primarily related to decreased merchant fees of $2.9 million, $1.5 million for direct store expenses, and $0.6 million for marketing fees, partially offset by $3.0 million of increased other operating expenses.

SG&A for the nine months ended June 28, 2025 was $309.3 million compared to $302.9 million in the prior year period, an increase of $6.4 million, or 2.1%. The increase in SG&A was primarily driven by $6.7 million of increased compensation expenses, $2.9 million of professional fees and consulting expenses, partially off set by $3.2 million in decreased marketing fees.

Interest Expense

Interest expense for the three months ended June 28, 2025 was $15.8 million compared to $18.2 million in the prior year period, a decrease of $2.4 million. Interest expense for the nine months ended June 28, 2025 was $47.4 million compared to $53.4 million in the prior year period, a decrease of $6.0 million.

These decreases for the three and nine months ended June 28, 2025 were due to lower interest rates and lower balances on our term loan.

Income Tax

Income tax expense increased to $30.8 million for the three months ended June 28, 2025 compared to $18.9 million in the prior year period, an increase of $11.9 million. Income tax expense increased to $7.0 million for the nine months ended June 28, 2025 compared to a benefit of $9.2 million in the prior year period, an increase of $16.2 million. The increases were primarily attributable to the change in valuation allowance.

The effective income tax rate was 58.7% and (10.4)% for the three and nine months ended June 28, 2025, respectively, and included net income tax expenses attributable to equity-based compensation awards and the change in valuation allowance. The effective income tax rate was 23.8% and a benefit of 40.7% for the three and nine months ended June 29, 2024, and included net income tax expenses attributable to equity-based compensation awards.

Net Income (Loss) and Diluted Earnings (Loss) per Share

Net income for the three months ended June 28, 2025 was $21.7 million compared to $60.7 million in the prior year period, a decrease of $38.9 million. The changes in net income during the three months ended June 28, 2025, was primarily due to decreases in gross profit due to lower sales. Net loss for the nine months ended June 28, 2025 was $(74.2) million compared to $(13.5) million in the prior year period, an increase of $60.7 million. The changes in net loss during the nine months ended June 28, 2025 was primarily due to decreases in gross profit due to lower sales combined with increases in SG&A.

Diluted earnings per share was $0.12 for the three months ended June 28, 2025 compared to $0.33 in the prior year period. Diluted loss per share was $(0.40) for the nine months ended June 28, 2025 compared to $(0.07) in the prior year period.

Adjusted net income for the three months ended June 28, 2025 was $37.9 million compared to $63.3 million in the prior year period, a decrease of $25.4 million. Adjusted net loss for the nine months ended June 28, 2025 was $(49.9) million compared to $(5.5) million in the prior year period, an increase of $44.4 million. Adjusted diluted earnings per share was $0.20 for the three months ended June 28, 2025 compared to $0.34 in the prior year period. Adjusted diluted loss per share was $(0.27) for the nine months ended June 28, 2025 compared to $(0.03) in the prior year period.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 28, 2025 was $81.6 million compared to $109.5 million in the prior year period, a decrease of $27.9 million. The changes in Adjusted EBITDA during the three months ended June 28, 2025, were primarily due to decreases in gross profit due to lower sales. Adjusted EBITDA for the nine months ended June 28, 2025 was $16.2 million compared to $65.8 million in the prior year period, a decrease of $49.6 million. The decrease in Adjusted EBITDA during the nine months ended June 28, 2025 was primarily due to decreases in gross profit combined with increases in SG&A.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $42.7 million as of June 28, 2025, $74.4 million as of June 29, 2024, and $108.5 million as of September 28, 2024. As of June 28, 2025, we had $20.0 million outstanding on our Revolving Credit Facility. We had no amounts outstanding on our Revolving Credit Facility as of June 29, 2024 and September 28, 2024.

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

As of June 28, 2025, outstanding standby letters of credit totaled $11.8 million and, after considering borrowing base restrictions, we had $218.2 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of June 28, 2025, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan.

During the quarter ended March 29, 2025, the Company received downgraded credit ratings from both Standard and Poor’s (“S&P”) Global Ratings (B from B+) and Moody’s (Caa1 from B2).

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Nine Months Ended
	June 28, 2025	June 29, 2024
Net cash (used in) provided by operating activities	$(39,398)	$60,410
Net cash used in investing activities	(18,947)	(34,247)
Net cash used in financing activities	(7,476)	(7,145)
Net (decrease) increase in cash and cash equivalents	$(65,821)	$19,018

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $(39.4) million for the nine months ended June 28, 2025 compared to net cash provided by operating activities of $60.4 million in the prior year period, a decrease of $99.8 million. The decrease was primarily driven by changes in working capital related to increased product inventories of $48.5 million combined with reduced accrued expenses of $15.5 million, partially offset by increased accounts payable of $24.0 million.

Cash Used in Investing Activities

Net cash used in investing activities was $18.9 million for the nine months ended June 28, 2025 compared to $34.2 million in the prior year period, a decrease of $15.3 million. This decrease was primarily driven by lower investments in purchases of property and equipment of $15.3 million.

Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended June 28, 2025 was $7.5 million compared to $7.1 million in the prior year period, an increase of $0.4 million. This increase was primarily driven by higher repayments of long-term debt, partially offset by higher borrowings on the Revolving Credit Facility, which had not been repaid in full as of June 28, 2025.

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

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the nine months ended June 28, 2025 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

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

Except as indicated below, there have been no material changes to our critical accounting estimates during the nine months ended June 28, 2025 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Goodwill and Other Intangibles, Net

Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition. We review goodwill and indefinite-lived intangible assets for impairment annually (in the fourth quarter) or more frequently if impairment indicators arise. Goodwill can be evaluated for impairment, at our option, by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than the carrying amount, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo a qualitative assessment and perform a quantitative test. The quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.

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

We performed a quantitative assessment of goodwill and indefinite life intangible assets during the third quarter of 2025 and noted no impairment. See Note 3 - Goodwill and Other Intangibles, Net elsewhere in this Quarterly Report on Form 10-Q for further discussion.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer and Treasurer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer and Treasurer, have evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2025. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that the design and operation of our disclosure controls and procedures were ineffective as the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 were not yet remediated as of June 28, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

The Company completed hiring for all open accounting roles during the quarter ended June 28, 2025. Positions were filled with experienced personnel, both permanent employees and contractors with the requisite accounting and internal controls knowledge and experience to complement the existing accounting organization and to assist with on-going remediation efforts.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of June 28, 2025, we had established reserves for claims that were probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Except as set forth in Note 10 - Commitments & Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Item 1A. Risk Factors.

Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 28, 2024.

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

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

None.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended June 28, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

LESLIE’S, INC.

Date: August 7, 2025	By:	/s/ Anthony Iskander
Anthony Iskander
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)