Form 10-Q
period 2026-01-03
Leslie's, Inc.
filed 2026-02-18
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2026

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 12, 2026 the Registrant had 9,316,575 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, strategic transformation plan, value proposition, dispositions, legal proceedings, competitive advantages, market size, growth opportunities, industry expectations, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “deliver,” “well-positioned,” “should” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Our actual results or outcomes, or the timing of our results or outcomes, could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•
our ability to execute on our growth and cost optimization strategies, including our strategic pricing transformation;
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
•
impacts on our business from the sensitivity of our business to weather conditions, changes in the economy (including high interest rates, recession fears, inflationary pressures and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions), consumer purchasing patterns and cost consciousness, geopolitical events or conflicts, and the housing market;
•
disruptions in the operations of our manufacturing facilities and distribution centers;
•
our ability to implement technology initiatives that deliver the anticipated benefits, without disrupting our operations;
•
our ability to execute on our management transition plans and to attract and retain senior management and other qualified personnel;
•
regulatory changes and developments affecting our current and future products including evolving legal standards, regulations and stakeholder expectations concerning environmental, and sustainability matters;
•
our ability to timely service, pay off or refinance existing debt and incur additional debt on terms and at rates acceptable to us;
•
our ability to obtain additional capital to finance operations;
•
commodity price inflation and deflation;
•
impacts on our business from epidemics, pandemics, or natural disasters;
•
impacts on our business from cyber incidents and other security threats or disruptions;
•
our ability to regain and maintain compliance or comply with Nasdaq listing standards;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 4, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, outcomes, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes, or the timing of results and outcomes, could differ materially from those described in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	January 3, 2026	October 4, 2025	December 28, 2024
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,622	$64,340	$11,615
Accounts and other receivables, net	15,855	23,217	29,803
Inventories, net	210,006	207,983	271,087
Prepaid expenses and other current assets	37,548	33,249	29,117
Total current assets	267,031	328,789	341,622
Property and equipment, net	82,394	92,544	96,045
Operating lease right-of-use assets	233,979	252,988	260,835
Goodwill and other intangibles, net	29,871	30,732	214,219
Deferred tax assets	—	—	16,121
Other assets	36,164	36,422	38,151
Total assets	$649,439	$741,475	$966,993
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$45,227	$51,894	$56,208
Accrued expenses and other current liabilities	68,952	82,447	71,528
Operating lease liabilities	73,860	74,720	65,063
Income taxes payable	—	—	1,180
Total current liabilities	188,039	209,061	193,979
Deferred tax liabilities	296	287	—
Operating lease liabilities, noncurrent	170,617	185,076	197,853
Revolving Credit Facility	25,000	—	40,000
Long-term debt, net	752,389	752,055	750,610
Other long-term liabilities	2,948	2,988	4,589
Total liabilities	1,139,289	1,149,467	1,187,031
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 50,000,000 shares authorized and 9,315,970, 9,290,311, and 9,260,400 issued and outstanding as of January 3, 2026, October 4, 2025, and December 28, 2024.	9	9	9
Additional paid-in capital	114,287	113,174	108,722
Retained deficit	(604,146)	(521,175)	(328,769)
Total stockholders’ deficit	(489,850)	(407,992)	(220,038)
Total liabilities and stockholders’ deficit	$649,439	$741,475	$966,993

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	January 3, 2026	December 28, 2024
Sales	$147,128	$175,228
Cost of merchandise and services sold	120,059	127,511
Gross profit	27,069	47,717
Selling, general and administrative expenses	85,669	87,417
Impairment	10,148	—
Operating loss	(68,748)	(39,700)
Interest expense	13,536	15,763
Net loss before taxes	(82,284)	(55,463)
Income tax expense (benefit)	687	(10,899)
Net loss	$(82,971)	$(44,564)
Loss per share:
Basic	$(8.92)	$(4.82)
Diluted	$(8.92)	$(4.82)
Weighted average shares outstanding:
Basic	9,297	9,251
Diluted	9,297	9,251

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, September 28, 2024	9,248	$9	$107,047	$(284,205)	$(177,149)
Issuance of common stock under the Incentive Plan	13	—	—	—	—
Equity-based compensation	—	—	1,709	—	1,709
Restricted stock units surrendered in lieu of withholding taxes	(1)	—	(34)	—	(34)
Net loss	—	—	—	(44,564)	(44,564)
Balance, December 28, 2024	9,260	$9	$108,722	$(328,769)	$(220,038)

Balance, October 4, 2025	9,290	$9	$113,174	$(521,175)	$(407,992)
Issuance of common stock under the Incentive Plan	26	—	—	—	—
Equity-based compensation	—	—	1,115	—	1,115
Restricted stock units surrendered in lieu of withholding taxes	—	—	(2)	—	(2)
Net loss	—	—	—	(82,971)	(82,971)
Balance, January 3, 2026	9,316	$9	$114,287	$(604,146)	$(489,850)

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	January 3, 2026	December 28, 2024
Operating Activities
Net loss	$(82,971)	$(44,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,840	8,237
Equity-based compensation	1,115	1,709
Amortization of deferred financing costs and debt discounts	551	541
Impairment	10,148	—
Inventory impairment	6,371	—
Provision for credit losses	25	284
Deferred income taxes	9	(11,953)
Loss on asset dispositions	(10)	(45)
Changes in operating assets and liabilities:
Accounts and other receivables	7,337	15,380
Inventories, net	(8,394)	(36,804)
Prepaid expenses and other current assets	(4,289)	5,062
Other assets	186	1,439
Accounts payable	(6,667)	(11,414)
Accrued expenses and other current liabilities	(11,280)	(33,148)
Income taxes payable	—	53
Operating lease assets and liabilities, net	(1,105)	145
Net cash used in operating activities	(81,134)	(105,078)
Investing Activities
Purchases of property and equipment	(4,327)	(4,678)
Proceeds from asset dispositions	—	30
Net cash used in investing activities	(4,327)	(4,648)
Financing Activities
Borrowings on revolving credit facility	25,000	40,000
Repayment of long-term debt	—	(27,025)
Payments on finance leases	(110)	(105)
Payment of deferred financing costs	(145)	—
Payments of employee tax withholdings related to restricted stock vesting	(2)	(34)
Net cash provided by financing activities	24,743	12,836
Net decrease in cash and cash equivalents	(60,718)	(96,890)
Cash and cash equivalents, beginning of period	64,340	108,505
Cash and cash equivalents, end of period	$3,622	$11,615
Supplemental Information:
Cash paid for interest	$13,553	$15,694
Cash paid for income taxes, net of refunds received	3	—

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, and cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through approximately 950 company-operated locations in 38 states and e-commerce websites.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We prepared the accompanying interim consolidated financial statements following United States generally accepted accounting principles (“GAAP”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The interim consolidated financial statements include the accounts of Leslie’s, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. These interim consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended October 4, 2025.

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second, and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended January 3, 2026 and December 28, 2024 refer to the 13 weeks ended January 3, 2026 and December 28, 2024.

Use of Estimates

Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net loss during any period. Actual results could differ from those estimates.

Significant estimates underlying the accompanying consolidated financial statements include inventory reserves, lease assumptions, vendor rebate programs, sales returns reserve, self-insurance liabilities, and the recoverability of intangible assets and long-lived assets.

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

Summary of Other Significant Accounting Policies

There have been no changes to our Significant Accounting Policies since our Annual Report on Form 10-K for the year ended October 4, 2025. For more information regarding our Significant Accounting Policies and Estimates, see Note 2—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended October 4, 2025.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-12, Codification Improvements. The guidance addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 335-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures; however, we do not expect there to be a material impact.

In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 2020-40): Disaggregation of Income Statement Expenses. This update clarifies the initial effective date for entities that do not have an annual reporting period that ends on December 31 to be the first annual reporting period beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 2020-40): Disaggregation of Income Statement Expenses. This update requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are currently evaluating the ASU to determine its impact on our disclosures; however, we do not expect there to be a material impact.

There are other new accounting pronouncements issued by the FASB that we have adopted or will adopt, as applicable. We do not believe any of these new accounting pronouncements have had, or will have, a material impact on our consolidated financial statements or disclosures.

Note 3 —Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	January 3, 2026	October 4, 2025	December 28, 2024
Balance at beginning of the period	$—	$180,698	$180,698
Acquisitions, net of measurement period adjustments	—	—	—
Impairment	—	(180,698)	—
Balance at the end of the period	$—	$—	$180,698

Other Intangibles

Other intangible assets consisted of the following as of January 3, 2026 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	7.7	$22,100	$(7,859)	$14,241
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.2	2,260	(1,629)	631
Consumer relationships	5.7	15,400	(9,788)	5,612
Other intangibles	2.8	4,000	(3,963)	37
Total		$53,110	$(23,239)	$29,871

Other intangible assets consisted of the following as of October 4, 2025 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.0	$22,100	$(7,366)	$14,734
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.4	2,260	(1,578)	682
Consumer relationships	5.9	15,400	(9,477)	5,923
Other intangibles	3.1	4,000	(3,957)	43
Total		$53,110	$(22,378)	$30,732

Other intangible assets consisted of the following as of December 28, 2024 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	7.9	$22,100	$(5,848)	$16,252
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.4	2,260	(1,420)	840
Consumer relationships	5.7	15,400	(8,391)	7,009
Other intangibles	3.1	4,000	(3,930)	70
Total		$53,110	$(19,589)	$33,521

Amortization expense was $0.9 million for the three months ended January 3, 2026 and December 28, 2024, respectively. No impairment of intangible assets was recorded during the three months ended January 3, 2026 and December 28, 2024.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our consolidated balance sheet as of January 3, 2026 (in thousands):

Amount
Remainder of fiscal 2026	$2,518
2027	3,262
2028	3,157
2029	2,899
2030	2,689
Thereafter	5,996
Total	$20,521

Note 4—Impairments, Store Closing, and Other Costs

On November 25, 2025, management committed to a strategic plan to improve operational efficiency by closing 80 underperforming stores and one distribution center (the “Plan”). The process of closing these locations began in early December 2025 and was substantially completed as of the end of the first fiscal quarter of 2026.

As a result of this Plan, the Company recognized $18.5 million in charges during the three months ended January 3, 2026. These charges are included in our consolidated statements of operations and are comprised of the following components (in thousands):

Financial Statement Line Item	Charge	Amount
Cost of merchandise and services sold	Non-cash inventory impairment	$6,371
Selling, general and administrative expense	Wind down and other costs (1)	1,975
Impairment	Non-cash property and equipment impairments	5,353
Impairment	Non-cash right-of-use asset impairment	4,795
Total		$18,494

(1)
Includes $1.3 million of construction and other costs related to store closures, $0.5 million in severance costs, and $0.2 million in ongoing occupancy costs.

No costs related to store closures were recognized during the three months ended December 28, 2024. Management will continue to monitor the progress of the store closures and evaluate the impact on the Company’s financial results. Any future expenses associated with these ongoing exit activities will be disclosed upon recognition.

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	January 3, 2026	October 4, 2025	December 28, 2024
Vendor and other rebates receivable	$3,613	$4,463	$8,840
Customer receivables	12,313	16,273	15,545
Other receivables	2,019	4,707	7,860
Allowance for credit losses	(2,090)	(2,226)	(2,442)
Total	$15,855	$23,217	$29,803

Note 6—Inventories, Net

Inventories, net consisted of the following (in thousands):

	January 3, 2026	October 4, 2025	December 28, 2024
Raw materials	$2,384	$2,022	$4,143
Finished goods	207,622	205,961	266,944
Total	$210,006	$207,983	$271,087

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 3, 2026	October 4, 2025	December 28, 2024
Prepaid insurance	$7,119	$962	$6,139
Prepaid occupancy costs	2,124	2,222	2,123
Prepaid sales tax	1,955	3,450	1,789
Prepaid maintenance	4,472	4,644	5,016
Prepaid other	9,069	7,736	4,415
Income tax receivable	2,626	3,302	—
Other current assets	10,183	10,933	9,635
Total	$37,548	$33,249	$29,117

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 3, 2026	October 4, 2025	December 28, 2024
Accrued payroll and employee benefits	$16,913	$20,025	$16,628
Customer deposits	6,027	6,406	3,942
Interest	759	998	5,073
Inventory related accruals	5,913	8,318	6,779
Loyalty and deferred revenue	8,512	7,204	7,308
Sales tax	3,650	9,097	3,840
Self-insurance reserves	12,385	10,096	10,580
Other accrued liabilities	14,793	20,303	17,378
Total	$68,952	$82,447	$71,528

As of January 3, 2026, October 4, 2025, and December 28, 2024, capital expenditures included in other accrued liabilities were $0.3 million, $1.4 million, and $0.3 million.

Note 9—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		January 3, 2026	October 4, 2025	December 28, 2024
Term Loan	6.58%	(2)	$756,650	$756,650	$756,650
Revolving Credit Facility	5.34%	(3)	25,000	—	40,000
Total long-term debt			781,650	756,650	796,650
Less: noncurrent Revolving Credit Facility			(25,000)	—	(40,000)
Less: unamortized discount			(1,165)	(1,297)	(1,690)
Less: deferred financing charges			(3,096)	(3,298)	(4,350)
Total long-term debt, net			$752,389	$752,055	$750,610

(1)
Effective interest rates as of January 3, 2026.
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

During the three months ended January 3, 2026, no principal payments were made. During the three months ended December 28, 2024, we made our normal principal payment of $2.0 million and a $25.0 million pre-payment on our Term Loan. This pre-payment was applied to our scheduled principal payments in fiscal years 2025, 2026 and 2027.

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

As of January 3, 2026, we had $25.0 million outstanding on our Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $11.1 million, $11.7 million, and $11.9 million of existing standby letters of credit as of January 3, 2026, October 4, 2025, and December 28, 2024.

Fair Value

The fair value of our Term Loan due in 2028 was determined to be $350.8 million as of January 3, 2026, $208.6 million as of October 4, 2025, and $722.6 million as of December 28, 2024. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No events of default occurred as of January 3, 2026, October 4, 2025, and December 28, 2024.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of January 3, 2026 (in thousands):

Amount
Remainder of fiscal 2026	$25,000
2027	—
2028	756,650
2029	—
2030	—
Thereafter	—
Total	$781,650

Note 10—Income Taxes

Our effective income tax rate was (0.8)% for the three months ended January 3, 2026, compared to 19.7% for the three months ended December 28, 2024. For the three months ended January 3, 2026, the Company’s provision for income taxes is based upon an estimated annual effective tax rate for the year applied to ordinary income. The differences between the statutory rate and our effective rate for the three months ended January 3, 2026 were primarily attributable to state taxes and change in valuation allowance. The difference between the statutory rate and our effective rate for the three months ended December 28, 2024 was primarily attributable to state taxes and change in valuation allowance related to our interest expense limitation. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

For the three months ended December 28, 2024, we utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification 740- 270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believed that the use of this discrete method was more appropriate than the annual effective tax rate method due to the sensitivity of tax adjustments to marginal pre-tax book profitability anticipated for the year.

Note 11—Commitments & Contingencies

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

We are subject to other litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of January 3, 2026, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event. We had standby letters of credit outstanding in the amount of $11.1 million, $11.7 million and $11.9 million as of January 3, 2026, October 4, 2025 and December 28, 2024, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Note 12—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Incentive Plan, which was amended and restated by our shareholders at our 2024 Annual Meeting of Shareholders. The Incentive Plan provides for various types of awards, including non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. As of January 3, 2026, we had 0.4 million shares of common stock available for future grants under the Incentive Plan.

As of January 3, 2026, the aggregate unamortized value of all outstanding equity-based compensation awards was $6.4 million, which is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

Stock Options granted under the Incentive Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon satisfaction of time-based requirements. The following tables summarize our Stock Option activity under the Incentive Plan (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	40	$394.35
Granted	118	1.65
Exercised	—	—
Forfeited/Expired	(17)	464.95
Balance, Ending	141	$58.26

Vested and exercisable as of January 3, 2026	23	$343.41

As of January 3, 2026
Aggregate intrinsic value of stock options outstanding	$9
Unamortized value of unvested stock options	$56
Weighted average years that expense is expected to be recognized	2.0
Weighted average remaining contractual years outstanding	9.1

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Incentive Plan during the three months ended January 3, 2026 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	254	$50.21
Granted	139	2.16
Vested	(26)	80.10
Forfeited	(13)	47.40
Balance, Ending	354	$29.15

In December 2024, 45,000 PSUs were granted subject to the Company achieving certain adjusted sales and adjusted EBITDA performance targets on a cumulative basis during fiscal years 2025, 2026, and 2027. The criteria are based on a range of performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $48.80. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

In December 2023, 20,000 PSUs were granted subject to the Company achieving certain adjusted net income and sales performance targets on a cumulative basis during fiscal years 2024 and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 200% of the base number of awards granted. The weighted average grant date fair value of the PSUs was $108.60. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

As of January 3, 2026
Unamortized value of unvested RSUs/PSUs (in thousands)	$6,343
Weighted average period (years) expense is expected to be recognized	1.9

During the three months ended January 3, 2026 and December 28, 2024, equity-based compensation expense was $1.1 million and $1.7 million. Equity-based compensation expense is reported in selling, general, & administrative expenses (“SG&A”) in our consolidated statements of operations.

Note 13—Loss Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts).

	Three Months Ended
	January 3, 2026	December 28, 2024
Numerator:
Net loss	$(82,971)	$(44,564)
Denominator:
Weighted average shares outstanding - basic	9,297	9,251
Effect of dilutive securities:
Stock Options	—	—
RSUs	—	—
Weighted average shares outstanding - diluted	9,297	9,251

Basic loss per share	$(8.92)	$(4.82)
Diluted loss per share	$(8.92)	$(4.82)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended
	January 3, 2026	December 28, 2024
Stock Options	31	75
RSUs	233	121
Total	264	196

Note 14—Segment Reporting

We manage our business activities on a consolidated basis and operate as a single operating segment. We derive our revenue in the United States by providing pool related goods and services to our customers through a variety of channels. The accounting policies of our operating segment are the same as those that are described in Note 2—Summary of Significant Accounting Policies.

Our chief operating decision maker (“CODM”) is our chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. The CODM does not review assets in evaluating the results of our operating segment, and therefore such information is not presented.

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM (in thousands):

	Three Month Ended
	January 3, 2026	December 28, 2024
Sales	$147,128	$175,228
Less:
Cost of merchandise and services sold (1)	120,059	127,511
Store labor and fringe	25,916	27,018
Merchant fees	5,243	6,603
Direct store expense	7,931	8,484
Marketing	4,112	3,257
Information technology	7,878	7,123
Other segment expense (2)	34,589	34,932
Impairment	10,148	—
Interest expense	13,536	15,763
Income tax expense (benefit)	687	(10,899)
Segment net loss	$(82,971)	$(44,564)

(1)
Included within cost of merchandise and services sold and other segment expenses is depreciation and amortization expense of $4.7 million and $4.9 million for the three months ended January 3, 2026 and December 28, 2024, as described in Note 2—Summary of Significant Accounting Policies. Additionally, included in cost of merchandise and services sold is $6.4 million of inventory impairment for the three months ended January 3, 2026. There was no impairment as of December 28, 2024.
(2)
Included within other segment expense are items related to corporate payroll and bonus expense and general and regional administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results or outcomes may differ materially from those anticipated in these forward-looking statements, which are subject to risks, uncertainties, and other factors, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025, elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the SEC.

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended January 3, 2026 and December 28, 2024 refer to the 13 weeks ended January 3, 2026 and December 28, 2024.

Our Company

Founded in 1963 by Phil Leslie Jr. in Southern California, the Company today known simply as “Leslie’s” has over six decades of disruptive retail innovation in the $15 billion U.S. pool and spa care industry. Today, we are the largest and most trusted direct-to-consumer brand in our segment, serving residential consumers and pool professionals, and many of the largest commercial property operators in the country. With approximately 950 retail locations, an integrated, digitally forward omnichannel strategy, and a horizontally integrated, nationwide ecosystem under the Leslie’s and In the Swim® brands, among others, we have built a market-leading share of residential aftermarket product spend, based on 2024 industry analyst reports, and a physical network larger than the sum of our 20 largest competitors. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, manufacturer certified installation and repair services, and in some markets, weekly pool maintenance services. Our dedicated, knowledgeable team of associates, pool and spa care experts, and experienced service technicians, are passionate about empowering every single Leslie’s customer with the knowledge, products, and solutions necessary to confidently maintain and thoroughly enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service nearly every pool and spa in the continental United States.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under United States generally accepted accounting principles (“GAAP”) are sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”), and operating loss. The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net loss, and Adjusted diluted loss per share.

Sales

We offer a broad range of products that consists of regularly purchased, non-discretionary pool and spa maintenance items such as chemicals, equipment, cleaning accessories and parts, as well as installation and repair services for pool and spa equipment. Our offering of proprietary, owned, and third-party brands across diverse product categories drives sales growth by attracting new consumers and encouraging repeat visits from our existing consumers. Revenue from merchandise sales at retail locations is recognized at the point of sale, revenue from services is recognized when the services are rendered, and revenue from e-commerce merchandise sales is generally recognized upon shipment of the merchandise. Revenue is recorded net of related discounts and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operator customers are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Sales are impacted by weather, seasonality, product mix and availability, promotional and competitive activities, and the spending habits of our consumers, as well as inflation and interest rates. Growth of our sales is primarily driven by comparable sales growth and expansion of our locations in existing and new markets.

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

As of January 3, 2026, we operated approximately 950 locations in 38 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Impairment

Impairment is non-cash charges resulting from a decline in our operating results and store performance. These charges were due to the carrying value of our store assets being greater than the fair value in the case of asset impairment.

Operating Loss

Operating loss is gross profit less SG&A. Operating loss excludes interest expense and income tax expense (benefit). We use operating loss as an indicator of the productivity of our business and our ability to manage expenses.

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest (including amortization of debt issuance costs), taxes, depreciation and amortization, equity-based compensation expense, executive transition costs, severance, strategic project costs, merger and acquisition costs, and other non-recurring, non-cash, or discrete items. Adjusted EBITDA is a key measure used by management and our board of directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other companies using similar measures.

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

Adjusted Net Loss and Adjusted Diluted Loss per Share

Adjusted net loss and Adjusted diluted loss per share are additional key measures used by management and our board of directors to assess our financial performance. Adjusted net loss and Adjusted diluted loss per share are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

Adjusted net loss is defined as net loss adjusted to exclude equity-based compensation expense, executive transition costs, severance, strategic project costs, merger and acquisition costs, change in valuation allowance for deferred taxes, and other non-recurring, non-cash, or discrete items. Adjusted diluted loss per share is defined as Adjusted net loss divided by the diluted weighted average number of common shares outstanding.

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

Results of Operations

We derived our consolidated statements of operations for the three months ended January 3, 2026 and December 28, 2024 from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts and percentages):

	Three Months Ended
Statements of Operations Data:	January 3, 2026	December 28, 2024
Sales	$147,128	$175,228
Cost of merchandise and services sold	120,059	127,511
Gross profit	27,069	47,717
Selling, general and administrative expenses	85,669	87,417
Impairment	10,148	—
Operating loss	(68,748)	(39,700)
Interest expense	13,536	15,763
Loss before taxes	(82,284)	(55,463)
Income tax expense (benefit)	687	(10,899)
Net loss	$(82,971)	$(44,564)
Loss per share
Basic	$(8.92)	$(4.82)
Diluted	$(8.92)	$(4.82)
Weighted average shares outstanding
Basic	9,297	9,251
Diluted	9,297	9,251

Percentage of Sales (1)	(%)	(%)
Sales	100.0	100.0
Cost of merchandise and services sold	81.6	72.8
Gross margin	18.4	27.2
Selling, general and administrative expenses	58.2	49.9
Impairment	6.9	—
Operating loss	(46.7)	(22.7)
Interest expense	9.2	9.0
Loss before taxes	(55.9)	(31.7)
Income tax expense (benefit)	0.5	(6.2)
Net loss	(56.4)	(25.4)
Other Financial and Operations Data:
Number of new and acquired locations, net	(74)	—
Number of locations open at end of period	948	1,021
Comparable sales growth (2)	(15.5)%	0.2%
Adjusted EBITDA (3)	$(40,286)	$(29,319)
Adjusted EBITDA as a percentage of sales (3)	(27.4)%	(16.7)%
Adjusted net loss (3)	$(48,699)	$(40,737)
Adjusted diluted loss earnings per share	$5.24	$4.40

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to Adjusted net loss for the three months ended January 3, 2026 and December 28, 2024 (in thousands). Adjusted net loss reported for the three months ended December 28, 2024 reflects a correction of an immaterial error in the “tax effects of these adjustments” amount reported in the first quarter of 2025.

	Three Months Ended
	January 3, 2026	December 28, 2024
Net loss	$(82,971)	$(44,564)
Interest expense	13,536	15,763
Income tax expense (benefit)	687	(10,899)
Impairment (1)	16,519	—
Depreciation and amortization expense (2)	7,840	8,237
Equity-based compensation expense (3)	1,119	1,741
Strategic project costs (4)	2,775	172
Executive transition costs and other (5)	209	231
Adjusted EBITDA	$(40,286)	$(29,319)

	Three Months Ended
	January 3, 2026	December 28, 2024
Net loss	$(82,971)	$(44,564)
Impairment (1)	16,519	—
Equity-based compensation expense (3)	1,119	1,741
Strategic project costs (4)	2,775	172
Executive transition costs and other (5)	209	231
Change in valuation allowance (6)	18,806	2,219
Tax effects of these adjustments (7)	(5,156)	(536)
Adjusted net loss (8)	$(48,699)	$(40,737)

(1)
Represents non-cash charges related asset write offs for certain underperforming stores and certain inventory related to the store and distribution center closings.
(2)
Includes depreciation related to our distribution centers and store locations, which is reported in cost of merchandise and services sold and SG&A in our consolidated statements of operations.
(3)
Represents charges related to equity-based compensation and our related payroll tax expense, which are reported in SG&A in our consolidated statements of operations.
(4)
Represents non-recurring costs, such as third-party consulting costs related to first-generation technology initiatives, replacements of systems that are no longer supported by our vendors, investment in and development of new products outside of the course of continuing operations, or other discrete strategic projects that are infrequent or unusual in nature and potentially distortive to continuing operations. Also included are costs related to the closure of the 80 stores and one distribution center announced, and substantially completed, in the first quarter of 2026. These items are reported in SG&A in our consolidated statements of operations.
(5)
Includes certain senior executive transition costs and severance associated with completed corporate restructuring activities across the organization, losses on asset dispositions, merger and acquisition costs, and other non-recurring, non-cash, or discrete items as determined by management. Amounts are reported in SG&A in our consolidated statements of operations.
(6)
Represents a non-cash change in valuation allowance for deferred taxes. This item is reported in income tax expense (benefit) in our consolidated statements of operations.
(7)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax expense in our consolidated statements of operations. The prior period amount has been corrected for an immaterial error reported for the period ended December 28, 2024.
(8)
Amount reported for the three months ended December 28, 2024 reflects a correction of an immaterial error in the “tax effects of these adjustments” amount reported in the first quarter of 2025.

Selected Financial Information

Sales

Sales were $147.1 million for the three months ended January 3, 2026 compared to $175.2 million in the prior year period, a decrease of $28.1 million, or 16.0%. The change was driven by a combination of factors, including estimated one time impacts of: $10.0 million associated with a 1-week shift in the fiscal calendar during a seasonally slower week; $4.0 million from hurricane related sales in the prior year period; and $1.0 million due to fewer sales from the closure of underperforming stores. The remainder of the impact was largely due to lower demand. Comparable sales on a fiscal basis decreased $26.9 million or 15.5% compared to the prior year period.

Gross Profit and Gross Margin

Gross profit for the three months ended January 3, 2026 was $27.1 million compared to $47.7 million in the prior year period, representing a decrease of $20.6 million, or 43.3%. Gross margin decreased to 18.4% compared to 27.2% in the prior year period, a decrease of 880 basis points. A negative impact of approximately 430 basis points was due to an inventory impairment charge of $6.4 million relating to store and DC closures during the period. The remaining approximately 450 basis points decline was due to a decline in overall margins on our core chemicals, which had an outsized negative impact on our gross profit margin during the first quarter due to the low sales volume. These declines were partially offset by our cost reduction strategies implemented during the quarter.

Selling, General and Administrative Expenses

SG&A for the three months ended January 3, 2026 was $85.7 million compared to $87.4 million in the prior year period, a decrease of $1.7 million, or 2.0%. The decrease in SG&A was primarily related to decreases of merchant fees in $1.4 million, $1.1 million of labor and fringe costs, $0.6 million in direct store expenses, and $0.3 million in other operating expenses. Partially offsetting the decrease is $0.9 million of marketing fees and $0.8 million in technology costs.

Impairment

Non-cash impairment for the three months ended January 3, 2026 was $10.1 million, comprised of $5.4 million of property and equipment impairment and $4.8 million right-of-use asset impairment relating to the store and distribution center closures. There was no impairment in the prior year period.

Interest Expense

Interest expense for the three months ended January 3, 2026 was $13.5 million compared to $15.8 million in the prior year period, a decrease of $2.3 million. The decrease was driven by lower interest rates on our Term Loan.

Income Tax

Income tax expense increased to $0.7 million for the three months ended January 3, 2026 compared to a benefit of $10.9 million in the prior year period, an increase of $11.6 million. The increases were primarily attributable to the change in valuation allowance and use of the discrete effective tax rate method in the prior year period.

The effective income tax rate was (0.8)% for the three months ended January 3, 2026, and included net income tax expenses attributable to state taxes and the change in valuation allowance. The effective income tax rate was 19.7% for the three months ended December 28, 2024, and included net income tax expenses attributable to equity-based compensation awards and the change in valuation allowance related to our interest expense limitation.

Net Loss and Diluted Loss per Share

Net loss for the three months ended January 3, 2026 was $83.0 million compared to $44.6 million in the prior year period, a decrease of $38.4 million. The changes in net loss during the three months ended January 3, 2026, were primarily due to decreases in gross profit due to lower sales, impairment charges in the current year, and a tax benefit in the prior year that was not repeated in the current year due to the valuation allowance.

Diluted loss per share was $8.92 for the three months ended January 3, 2026 compared to $4.82 in the prior year period.

Adjusted net loss for the three months ended January 3, 2026 was $48.7 million compared to $40.7 million in the prior year period, a decrease of $8.0 million. Adjusted diluted loss per share was $5.24 for the three months ended January 3, 2026 compared to $4.40 in the prior year period.

Adjusted EBITDA

Adjusted EBITDA for the three months ended January 3, 2026 was $(40.3) million compared to $(29.3) million in the prior year period, a decrease of $11.0 million. The changes in Adjusted EBITDA during the three months ended January 3, 2026, were primarily due to decreases in gross profit driven by unfavorable sales mix compared to the prior year and lower product margins on our core chemical products.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $3.6 million as of January 3, 2026 and $11.6 million as of December 28, 2024. Outstanding borrowings on our Revolving Credit Facility were $25.0 million as of January 3, 2026 and $40.0 million as of December 28, 2024. We had no amounts outstanding on our Revolving Credit Facility as of October 4, 2025.

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

Based on our growth plans and strategic initiatives, we believe our cash and cash equivalents position, net cash provided by operating activities and borrowing availability under our Revolving Credit Facility will be adequate to finance our working capital requirements, planned capital expenditures, strategic initiatives and acquisitions, and debt service over the next 12 months and thereafter. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we may need to obtain additional equity or debt financing. There can be no assurance that equity or debt financing will be available to us if we need it or, if available, whether the terms will be satisfactory to us.

As of January 3, 2026, outstanding standby letters of credit totaled $11.1 million, and after considering borrowing base restrictions, we had $128.3 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of January 3, 2026, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan.

During the quarter ended January 3, 2026 the Company received downgraded credit rating from Standard and Poor’s (“S&P”) Global Ratings (CCC from CCC+).

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Three Months Ended
	January 3, 2026	December 28, 2024
Net cash used in operating activities	$(81,134)	$(105,078)
Net cash used in investing activities	(4,327)	(4,648)
Net cash provided by financing activities	24,743	12,836
Net decrease in cash and cash equivalents	$(60,718)	$(96,890)

Cash Used in Operating Activities

Net cash used in operating activities was $81.1 million for the three months ended January 3, 2026 compared to $105.1 million in the prior year period, a decrease of $24.0 million. The decrease was primarily driven by a strategic decrease in inventory of $28.4 million.

Cash Used in Investing Activities

Net cash used in investing activities was $4.3 million for the three months ended January 3, 2026 compared to $4.6 million in the prior year period, a decrease of $0.3 million. This decrease was driven by lower investments in purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended January 3, 2026 was $24.7 million compared to $12.8 million in the prior year period, an increase of $11.9 million. This increase was due to a $27.0 million principal payment made during the three months ended December 28, 2024, partially offset by $15.0 million of decreased borrowings on the revolving credit facility in the current period.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the three months ended January 3, 2026 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments, which are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025. We base these estimates on historical results and various other assumptions we believe to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

There have been no material changes to our critical accounting estimates during the three months ended January 3, 2026 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

Impact of Inflation and Deflation

There have been no material changes in our exposure to inflation or deflation from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, have evaluated the effectiveness of our disclosure controls and procedures as of January 3, 2026. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer and (Principal Financial Officer) have concluded that our disclosure controls and procedures were not effective as the material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025 were not yet remediated as of January 3, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 3, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Ongoing Remediation Efforts

As previously disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal years ended October 4, 2025, September 28, 2024, and September 30, 2023, we are in the process of implementing a plan to address these material weaknesses in internal control over financial reporting. We have devoted and intend to continue to devote significant time and resources to enhance the design and implementation of our existing controls and procedures and to create new complementary and compensating controls as needed.

We are enhancing the execution of existing inventory controls as follows:

•
assessing the specific training needs for newly hired and existing personnel and developing and delivering training programs designed to uphold our internal control standards.

With respect to asset impairments, no goodwill remained on the Company’s books as of October 4, 2025, and as a result, the extent to which the goodwill portion of the deficiency currently could lead to a material misstatement in our financial statements is not present.

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

The actions we are taking are subject to continued senior management review as well as audit committee oversight. We intend to remediate these material weaknesses as soon as possible, and we believe the measures described above will help remediate the material weakness and strengthen our internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that our remediation activities will be completed during fiscal year 2026. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures as described above or as described in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of January 3, 2026, we had established reserves for claims that were probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Except as set forth in Note 11—Commitments & Contingencies to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 4, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

The following disclosure is responsive to Item 3.01 Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard of Form 8-K. On February 11, 2026, the Company received a notification (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(b)(3)(C) because, for a period of 30 consecutive business days, the Company failed to maintain a minimum market value of publicly held shares of its common stock (“MVPHS”) of $15,000,000 (as calculated pursuant to Nasdaq Listing Rules).

The Notice has no immediate impact on the Company’s listing on The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days from the date of the Notice, or until August 10, 2026 (the “Compliance Date”), to regain compliance with the MVPHS requirement.

The Notice also states that if, at any time before the Compliance Date, the Company’s MVPHS closes at $15,000,000 or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to the Company that it has regained compliance, and the matter will be closed.

In the event the Company does not regain compliance by the Compliance Date, the Company will receive written notification from Nasdaq that the Company’s common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel.

The Company intends to actively monitor its MVPHS and may, if appropriate, consider available options to regain compliance. However, there can be no assurance that the Company will be able to regain compliance with the MVPHS requirement, that the Company will be able to maintain the listing of its common stock on the Nasdaq Global Select Market or that the Company will be able to transfer the listing of its common stock to, or, if transferred, maintain the listing of its common stock on, the Nasdaq Capital Market. The delisting of the Company’s common stock from a national exchange could impair the liquidity and market price of the Company’s common stock, which could adversely affect the Company’s ability to raise capital on terms acceptable to the Company, or at all. See Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended October 4, 2025.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended January 3, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

LESLIE’S, INC.

Date: February 18, 2026	By:	/s/ Jeff White
Jeff White
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)