Form 10-Q
period 2026-04-04
Leslie's, Inc.
filed 2026-05-13
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

As of May 4, 2026 the Registrant had 9,359,448 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, strategic transformation plan, value proposition, dispositions, legal proceedings, competitive advantages, market size, growth opportunities, industry expectations, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “deliver,” “well-positioned,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Our actual results or outcomes, or the timing of our results or outcomes, could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•
our ability to execute on our growth and cost optimization strategies, including our strategic pricing transformation;
•
our expectations regarding our cash resources and cash generation from normal operations;
•
supply disruptions or increased costs, including as a result of trade policies, geopolitical conflicts and related impacts on commodity prices;
•
our ability to maintain favorable relationships with suppliers and manufacturers;
•
our ability to maintain the integrity of our supply chain without disruption;
•
our ability to successfully streamline our operations and improve long-term profitability, including through the closure of underperforming U.S. stores;
•
competition from mass merchants, online platforms and specialty retailers;
•
impacts on our business from the sensitivity of our business to weather conditions, changes in the economy (including high interest rates, recession fears, inflationary pressures and changes in trade policies, including tariffs, other trade restrictions or the threat of such actions, and potential tariff refunds), consumer purchasing patterns and cost consciousness, geopolitical events or conflicts (including the ongoing conflict in Ukraine, the conflicts in the Middle East and the related impacts on commodity prices, including the price of oil), and the housing market;
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
•
commodity price inflation and deflation, including volatility in the price of oil;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	April 4, 2026	October 4, 2025	March 29, 2025
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,919	$64,340	$17,252
Accounts and other receivables, net	22,783	23,217	32,036
Inventories, net	262,358	207,983	335,101
Prepaid expenses and other current assets	38,053	33,249	33,180
Total current assets	340,113	328,789	417,569
Property and equipment, net	80,981	92,544	95,515
Operating lease right-of-use assets	229,052	252,988	250,916
Goodwill and other intangibles, net	29,017	30,732	213,315
Deferred tax assets	—	—	29,132
Other assets	36,297	36,422	36,509
Total assets	$715,460	$741,475	$1,042,956
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$94,242	$51,894	$114,770
Accrued expenses and other current liabilities	70,327	82,447	88,310
Operating lease liabilities	69,817	74,720	64,534
Total current liabilities	234,386	209,061	267,614
Deferred tax liabilities	301	287	—
Operating lease liabilities, noncurrent	167,312	185,076	188,174
Revolving Credit Facility	99,000	—	101,500
Long-term debt, net	752,875	752,055	751,077
Other long-term liabilities	2,912	2,988	4,050
Total liabilities	1,256,786	1,149,467	1,312,415
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 50,000,000 shares authorized and 9,357,972, 9,290,311, and 9,270,082 issued and outstanding as of April 4, 2026, October 4, 2025, and March 29, 2025.	9	9	9
Additional paid-in capital	115,308	113,174	110,621
Retained deficit	(656,643)	(521,175)	(380,089)
Total stockholders’ deficit	(541,326)	(407,992)	(269,459)
Total liabilities and stockholders’ deficit	$715,460	$741,475	$1,042,956

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Sales	$184,744	$177,134	$331,872	$352,362
Cost of merchandise and services sold	131,398	133,188	251,457	260,699
Gross profit	53,346	43,946	80,415	91,663
Selling, general and administrative expenses	92,206	92,325	177,875	179,741
Impairment	(1,174)	—	8,974	—
Operating loss	(37,686)	(48,379)	(106,434)	(88,078)
Interest expense	14,364	15,897	27,900	31,661
Net loss before taxes	(52,050)	(64,276)	(134,334)	(119,739)
Income tax expense (benefit)	447	(12,956)	1,134	(23,855)
Net loss	$(52,497)	$(51,320)	$(135,468)	$(95,884)
Loss per share:
Basic	$(5.63)	$(5.54)	$(14.55)	$(10.36)
Diluted	$(5.63)	$(5.54)	$(14.55)	$(10.36)
Weighted average shares outstanding:
Basic	9,327	9,262	9,312	9,256
Diluted	9,327	9,262	9,312	9,256

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, December 28, 2024	9,260	$9	$108,722	$(328,769)	$(220,038)
Issuance of common stock under the Incentive Plan	10	—	—	—	—
Equity-based compensation	—	—	1,914	—	1,914
Restricted stock units surrendered in lieu of withholding taxes	—	—	(15)	—	(15)
Net loss	—	—	—	(51,320)	(51,320)
Balance, March 29, 2025	9,270	$9	$110,621	$(380,089)	$(269,459)

Balance, January 3, 2026	9,316	$9	$114,287	$(604,146)	$(489,850)
Issuance of common stock under the Incentive Plan	44	—	—	—	—
Equity-based compensation	—	—	1,023	—	1,023
Restricted stock units surrendered in lieu of withholding taxes	(2)	—	(2)	—	(2)
Net loss	—	—	—	(52,497)	(52,497)
Balance, April 4, 2026	9,358	$9	$115,308	$(656,643)	$(541,326)

			Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, September 28, 2024	9,248	$9	$107,047	$(284,205)	$(177,149)
Issuance of common stock under the Incentive Plan	23	—	—	—	—
Equity-based compensation	—	—	3,623	—	3,623
Repurchase and retirement of common stock	(1)	—	(49)	—	(49)
Net loss	—	—	—	(95,884)	(95,884)
Balance, March 29, 2025	9,270	$9	$110,621	$(380,089)	$(269,459)

Balance, October 4, 2025	9,290	$9	$113,174	$(521,175)	$(407,992)
Issuance of common stock under the Incentive Plan	70	—	—	—	—
Equity-based compensation	—	—	2,138	—	2,138
Restricted stock units surrendered in lieu of withholding taxes	(2)	—	(4)	—	(4)
Net loss	—	—	—	(135,468)	(135,468)
Balance, April 4, 2026	9,358	$9	$115,308	$(656,643)	$(541,326)

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	April 4, 2026	March 29, 2025
Operating Activities
Net loss	$(135,468)	$(95,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,400	16,508
Equity-based compensation	2,138	3,623
Amortization of deferred financing costs and debt discounts	1,118	1,078
Impairment	8,974	—
Inventory impairment	5,512	—
Provision for credit losses	93	205
Deferred income taxes	14	(24,964)
Loss on asset dispositions	63	98
Changes in operating assets and liabilities:
Accounts and other receivables	341	13,226
Inventories, net	(59,887)	(100,818)
Prepaid expenses and other current assets	(4,867)	999
Other assets	(28)	3,011
Accounts payable	42,348	47,148
Accrued expenses and other current liabilities	(9,924)	(17,268)
Income taxes payable	—	(1,127)
Operating lease assets and liabilities, net	(2,380)	(144)
Net cash used in operating activities	(136,553)	(154,309)
Investing Activities
Purchases of property and equipment	(9,530)	(11,211)
Proceeds from asset dispositions	26	86
Net cash used in investing activities	(9,504)	(11,125)
Financing Activities
Borrowings on revolving credit facility	102,000	119,500
Payments on revolving credit facility	(3,000)	(18,000)
Repayment of long-term debt	—	(27,025)
Payments on finance leases	(215)	(245)
Payment of deferred financing costs	(145)	—
Payments of employee tax withholdings related to restricted stock vesting	(4)	(49)
Net cash provided by financing activities	98,636	74,181
Net decrease in cash and cash equivalents	(47,421)	(91,253)
Cash and cash equivalents, beginning of period	64,340	108,505
Cash and cash equivalents, end of period	$16,919	$17,252
Supplemental Information:
Cash paid for interest	$27,012	$26,389
Cash paid for income taxes, net of refunds received	185	3,162

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

Reverse Stock Split

On September 10, 2025, our shareholders approved a series of amendments to our Seventh Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”). On September 26, 2025, we filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect a reverse stock split of our common stock at a ratio of 1-for-20 (the “Reverse Stock Split”) and proportionately decrease the number of authorized shares of the Company’s common stock, which became effective upon filing (the “Effective Time”). The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Global Select Market (“Nasdaq”) as of the open of trading on September 29, 2025 under the existing ticker symbol “LESL”. The Company’s common stock is now represented by a new CUSIP number, 527064 208.

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second, and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended April 4, 2026 and March 29, 2025 refer to the 13 weeks ended April 4, 2026 and March 29, 2025. References to the six months ended April 4, 2026 and March 29, 2025 refer to the 26 weeks ended April 4, 2026 and March 29, 2025.

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

Note 3—Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	April 4, 2026	October 4, 2025	March 29, 2025
Balance at beginning of the period	$—	$180,698	$180,698
Acquisitions, net of measurement period adjustments	—	—	—
Impairment	—	(180,698)	—
Balance at the end of the period	$—	$—	$180,698

Other Intangibles

Other intangible assets consisted of the following as of April 4, 2026 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	7.5	$22,100	$(8,353)	$13,747
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	2.9	2,260	(1,681)	579
Consumer relationships	5.6	15,400	(10,091)	5,309
Other intangibles	2.6	4,000	(3,968)	32
Total		$53,110	$(24,093)	$29,017

Other intangible assets consisted of the following as of October 4, 2025 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.0	$22,100	$(7,366)	$14,734
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.4	2,260	(1,578)	682
Consumer relationships	5.9	15,400	(9,477)	5,923
Other intangibles	3.1	4,000	(3,957)	43
Total		$53,110	$(22,378)	$30,732

Other intangible assets consisted of the following as of March 29, 2025 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.5	$22,100	$(6,341)	$15,759
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.9	2,260	(1,471)	789
Consumer relationships	6.3	15,400	(8,744)	6,656
Other intangibles	3.6	4,000	(3,937)	63
Total		$53,110	$(20,493)	$32,617

Amortization expense was $0.8 million and $0.9 million for the three months ended April 4, 2026 and March 29, 2025. Amortization expense was $1.7 million and $1.8 million for the six months ended April 4, 2026 and March 29, 2025. No impairment of intangible assets was recorded during the three and six months ended April 4, 2026 and March 29, 2025.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our consolidated balance sheet as of April 4, 2026 (in thousands):

Amount
Remainder of fiscal 2026	$1,664
2027	3,262
2028	3,157
2029	2,899
2030	2,689
Thereafter	5,996
Total	$19,667

Note 4—Impairments, Store Closing, and Other Costs

On November 25, 2025, management committed to a strategic plan to improve operational efficiency by closing 80 underperforming stores and one distribution center (the “Plan”). The process of closing these locations began in early December 2025 and was substantially completed as of the end of the first fiscal quarter of 2026.

As a result of this Plan, the Company recognized $(0.5) million in charges during the three months ended April 4, 2026 and $18.0 million in the six months ended April 4, 2026. These charges are included in our consolidated statements of operations and are comprised of the following components (in thousands):

		Three Months Ended		Six Months Ended
Financial Statement Line Item	Charge	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Cost of merchandise and services sold	Non-cash inventory impairment (1)	$(859)	$—	$5,512	$—
Selling, general and administrative expense	Wind down and other costs (2)	1,558	—	3,533	—
Impairment	Non-cash property and equipment impairments	—	—	5,353	—
Impairment	Non-cash lease impairments (3)	(1,174)	—	3,621	—
Total		$(475)	$—	$18,019	$—

(1)
The three months ended April 4, 2026 includes inventory reserve adjustments of $(0.9) million. For the six months ended April 4, 2026 the total inventory impairment was $5.5 million.
(2)
The three months ended April 4, 2026 includes $1.1 million of construction and other costs related to store closures, $0.1 million in severance costs, and $0.4 million in ongoing occupancy costs. For the six months ended April 4, 2026 includes $2.3 million of construction and other costs related to store closures, $0.6 million in severance costs, and $0.6 million in ongoing occupancy costs.
(3)
The three months ended April 4, 2026 includes $(1.2) million of non-cash gains due to lease terminations on stores that were closed and impaired during the first quarter of 2026. The six months ended April 4, 2026 includes a $4.8 million right-of-use asset impairment and $(1.2) million non-cash lease gains all relating to the store and distribution center closures that occurred during the first quarter of 2026.

No costs related to store closures were recognized during the three and six months ended March 29, 2025. Management will continue to monitor the progress of the store closures and evaluate the impact on the Company’s financial results. Any future expenses associated with these ongoing exit activities will be disclosed upon recognition.

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	April 4, 2026	October 4, 2025	March 29, 2025
Vendor and other rebates receivable	$8,781	$4,463	$15,446
Customer receivables	14,360	16,273	16,029
Other receivables	1,667	4,707	2,737
Allowance for credit losses	(2,025)	(2,226)	(2,176)
Total	$22,783	$23,217	$32,036

Note 6—Inventories, Net

Inventories, net consisted of the following (in thousands):

	April 4, 2026	October 4, 2025	March 29, 2025
Raw materials	$2,008	$2,022	$3,973
Finished goods	260,350	205,961	331,128
Total	$262,358	$207,983	$335,101

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 4, 2026	October 4, 2025	March 29, 2025
Prepaid insurance	$5,154	$962	$5,366
Prepaid occupancy costs	2,288	2,222	2,404
Prepaid sales tax	2,932	3,450	3,266
Prepaid maintenance	6,405	4,644	3,735
Prepaid other	8,559	7,736	4,956
Income tax receivable	2,368	3,302	1,925
Other current assets	10,347	10,933	11,528
Total	$38,053	$33,249	$33,180

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 4, 2026	October 4, 2025	March 29, 2025
Accrued payroll and employee benefits	$14,380	$20,025	$21,022
Customer deposits	8,929	6,406	6,553
Interest	1,140	998	9,738
Inventory related accruals	5,279	8,318	10,171
Loyalty and deferred revenue	7,719	7,204	7,792
Sales tax	7,369	9,097	6,506
Self-insurance reserves	12,402	10,096	11,146
Other accrued liabilities	13,109	20,303	15,382
Total	$70,327	$82,447	$88,310

As of April 4, 2026, October 4, 2025, and March 29, 2025, capital expenditures included in other accrued liabilities were $0.3 million, $1.4 million, and $0.8 million.

Note 9—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		April 4, 2026	October 4, 2025	March 29, 2025
Term Loan	6.53%	(2)	$756,650	$756,650	$756,650
Revolving Credit Facility	5.52%	(3)	99,000	—	101,500
Total long-term debt			855,650	756,650	858,150
Less: noncurrent Revolving Credit Facility			(99,000)	—	(101,500)
Less: unamortized discount			(1,037)	(1,297)	(1,564)
Less: deferred financing charges			(2,738)	(3,298)	(4,009)
Total long-term debt, net			$752,875	$752,055	$751,077

(1)
Effective interest rates as of April 4, 2026.
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

During the six months ended April 4, 2026, no principal payments were made. During the six months ended March 29, 2025, we made our normal principal payment of $2.0 million and a $25.0 million pre-payment on our Term Loan. This pre-payment was applied to our scheduled principal payments in fiscal years 2025, 2026 and 2027.

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

As of April 4, 2026, we had $99.0 million outstanding on our Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $11.1 million, $11.7 million, and $11.9 million of existing standby letters of credit as of April 4, 2026, October 4, 2025, and March 29, 2025.

Fair Value

The fair value of our Term Loan due in 2028 was determined to be $267.7 million as of April 4, 2026, $208.6 million as of October 4, 2025, and $571.7 million as of March 29, 2025. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No events of default occurred as of April 4, 2026.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of April 4, 2026 (in thousands):

Amount
Remainder of fiscal 2026	$99,000
2027	—
2028	756,650
2029	—
2030	—
Thereafter	—
Total	$855,650

Note 10—Leases

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

The following table summarizes the components of lease expense (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Operating lease expense	$20,777	$21,821	$42,285	$43,555
Finance lease amortization of ROU asset	93	115	210	222
Finance lease interest on lease liability	19	24	39	45
Total net lease expense	$20,889	$21,960	$42,534	$43,822

The three months ended April 4, 2026 includes $(1.2) million of non-cash gains due to lease terminations on stores that were closed and impaired during the first quarter of 2026. No impairment on right-of-use assets was recorded during the period. During the six months ended April 4, 2026 we recorded $4.8 million in impairment on right-of-use assets and $(1.2) million of non-cash gains due to lease terminations, all relating to the closure of 80 underperforming stores and one distribution center. No impairment was recorded during the three and six months ended March 29, 2025.

The following table includes supplemental lease information:

	Six Months Ended
Supplemental Cash Flow Information (dollars in thousands)	April 4, 2026	March 29, 2025
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used for operating leases	$44,754	$43,557
Operating cash flow used for finance leases	39	45
Financing cash flow used for finance leases	215	245

Other Supplemental Information (dollars in thousands)
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease	$17,494	$15,538
Finance lease	—	1,586

Weighted-average remaining operating lease term	5.0 years	5.1 years
Weighted-average discount rate - operating leases	6.4%	6.3%
Weighted-average remaining finance lease term	5.8 years	5.7 years
Weighted-average discount rate - finance leases	6.5%	6.2%

The following table summarizes the future annual minimum lease payments for both operating and financing leases as of April 4, 2026 (in thousands):

	Operating	Finance
Remainder of fiscal 2026	$43,482	$104
2027	76,936	209
2028	54,626	209
2029	41,801	209
2030	24,727	209
Thereafter	45,467	418
Total	$287,039	$1,358
Less: amount of lease payments representing imputed interest	49,910	250
Present value of future minimum lease payments	237,129	1,108
Less: current lease liabilities	69,817	140
Lease liabilities, noncurrent	$167,312	$968

Note 11—Income Taxes

Our effective income tax rate was (0.8)% for the six months ended April 4, 2026, compared to 19.9% for the six months ended March 29, 2025. For the six months ended April 4, 2026, the Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to ordinary income. The differences between the statutory rate and our effective rate for the six months ended April 4, 2026 were primarily attributable to state taxes and change in valuation allowance. The difference between the statutory rate and our effective rate for the six months ended March 29, 2025 was primarily attributable to state taxes and change in valuation allowance related to our interest expense limitation. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

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

We are subject to other litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of April 4, 2026, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event. We had standby letters of credit outstanding in the amount of $11.1 million, $11.7 million and $11.9 million as of April 4, 2026, October 4, 2025 and March 29, 2025, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Purchase Commitments

During the quarter ended April 4, 2026, the Company entered into a supply agreement with a third-party merchandise vendor to source certain products. The agreement includes annual minimum purchase commitments of approximately $45.0 million over the term of the agreement, which expires December 31, 2027.

Except what is noted above, there have been no other material changes from the commitments and contingencies disclosed in our Annual Report on Form 10-K for the year ended October 4, 2025.

Note 13—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Incentive Plan, which was amended and restated by our shareholders at our 2026 Annual Meeting of Shareholders. The Incentive Plan provides for various types of awards, including non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. As of April 4, 2026, we had 0.4 million shares of common stock available for future grants under the Incentive Plan.

As of April 4, 2026, the aggregate unamortized value of all outstanding equity-based compensation awards was $5.1 million, which is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

Stock Options granted under the Incentive Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon satisfaction of time-based requirements. The following tables summarize our Stock Option activity under the Incentive Plan during the six months ended April 4, 2026 (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	40	$394.35
Granted	118	1.65
Exercised	—	—
Forfeited/Expired	(21)	415.89
Balance, Ending	137	$54.80

Vested and exercisable as of April 4, 2026	21	$343.73

As of April 4, 2026
Aggregate intrinsic value of stock options outstanding	$—
Unamortized value of unvested stock options	$51
Weighted average years that expense is expected to be recognized	2.7
Weighted average remaining contractual years outstanding	8.9

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Incentive Plan during the six months ended April 4, 2026 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	254	$50.21
Granted	175	1.93
Vested	(72)	45.02
Forfeited	(35)	55.78
Balance, Ending	322	$24.47

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

As of April 4, 2026
Unamortized value of unvested RSUs/PSUs (in thousands)	$5,011
Weighted average years that expense is expected to be recognized	1.8

During the three months ended April 4, 2026 and March 29, 2025, equity-based compensation expense was $1.0 million and $1.9 million. During the six months ended April 4, 2026 and March 29, 2025, equity-based compensation expense was $2.1 million and $3.6 million. Equity-based compensation expense is reported in selling, general, and administrative expenses (“SG&A”) in our consolidated statements of operations.

Note 14—Loss Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Numerator:
Net loss	$(52,497)	$(51,320)	$(135,468)	$(95,884)
Denominator:
Weighted average shares outstanding - basic	9,327	9,262	9,312	9,256
Effect of dilutive securities:
Stock Options	—	—	—	—
RSUs	—	—	—	—
Weighted average shares outstanding - diluted	9,327	9,262	9,312	9,256

Basic loss per share	$(5.63)	$(5.54)	$(14.55)	$(10.36)
Diluted loss per share	$(5.63)	$(5.54)	$(14.55)	$(10.36)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Stock Options	138	50	24	62
RSUs	304	184	209	160
Total	442	234	233	222

Note 15—Segment Reporting

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Sales	$184,744	$177,134	$331,872	$352,362
Less:
Cost of merchandise and services sold (1)	131,398	133,188	251,457	260,699
Store labor and fringe	26,771	28,392	52,687	55,410
Merchant fees	7,068	7,245	12,311	13,848
Direct store expense	9,112	9,466	17,043	17,950
Marketing	5,663	4,241	9,775	7,498
Information technology	8,628	7,530	16,506	14,653
Other segment expense (2)	34,964	35,451	69,553	70,382
Impairment	(1,174)	—	8,974	—
Interest expense	14,364	15,897	27,900	31,661
Income tax expense (benefit)	447	(12,956)	1,134	(23,855)
Segment net loss	$(52,497)	$(51,320)	$(135,468)	$(95,884)

(1)
Included within cost of merchandise and services sold and other segment expenses is depreciation and amortization expense of $4.4 million and $4.4 million for the three months ended April 4, 2026 and March 29, 2025, and $9.1 million and $9.3 million for the six months ended April 4, 2026 and March 29, 2025, as described in Note 2—Summary of Significant Accounting Policies. Additionally, included in cost of merchandise and services sold is $(0.9) million of inventory impairment reserve adjustment for the three months ended April 4, 2026 and $5.5 million for the six months ended April 4, 2026. There was no impairment in either of the prior year periods.
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

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended April 4, 2026 and March 29, 2025 refer to the 13 weeks ended April 4, 2026 and March 29, 2025. References to the six months ended April 4, 2026 and March 29, 2025 refer to the 26 weeks ended April 4, 2026 and March 29, 2025.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under United States generally accepted accounting principles (“GAAP”) are sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”), impairment, and operating loss. The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net loss, and Adjusted diluted loss per share.

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

As of April 4, 2026, we operated approximately 950 locations in 38 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Operating Loss

Operating loss is gross profit less SG&A and impairment. Operating loss excludes interest expense and income tax expense (benefit). We use operating loss as an indicator of the productivity of our business and our ability to manage expenses.

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

Adjusted EBITDA is not a recognized measure of financial performance under GAAP but is used by some investors to determine a company’s ability to service or incur indebtedness. Adjusted EBITDA is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance in isolation from, or as a substitute for, net loss, cash flows from operations or cash flow data, all of which are prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with GAAP. In the future, we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

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

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including public health crises, escalating global conflicts (including the ongoing conflict in Ukraine, the conflicts in the Middle East, and the related impacts on commodity prices, including the price of oil), tariffs, supply chain disruptions, labor market constraints, high rates of inflation, high interest rates, general economic slowdown, and potential failures among financial institutions. New or increased tariffs and other barriers to trade, especially in light of comments and executive orders made by the U.S. presidential administration, could further impact or exacerbate these conditions. The United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended, and the impacts of such actions on the Company’s business. Significant disruption to our supply chain for products we sell or increased costs (including in the cost of oil), as a result of geopolitical conflict, tariffs or trade policies or otherwise, can also have a material impact on our sales and earnings and cause unpredictable changes in results. In addition, we believe adverse macroeconomic trends and uncertainties including inflation, tariffs, and varying interest rates also increase consumers’ sensitivity to price and result in cost-conscious behavior inclusive of high ticket items, which can result in corresponding declines in sales and/or gross profit.

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

Reverse Stock Split

On September 10, 2025, our shareholders approved a series of amendments to our Seventh Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”). On September 26, 2025, we filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect a reverse stock split of our common stock at a ratio of 1-for-20 (the “Reverse Stock Split”) and proportionately decrease the number of authorized shares of the Company’s common stock, which became effective upon filing (the “Effective Time”). The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on Nasdaq as of the open of trading on September 29, 2025 under the existing ticker symbol “LESL”. The Company’s common stock is now represented by a new CUSIP number, 527064 208.

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

Results of Operations

We derived our consolidated statements of operations for the three and six months ended April 4, 2026 and March 29, 2025 from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts and percentages):

	Three Months Ended		Six Months Ended
Statements of Operations Data:	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Sales	$184,744	$177,134	$331,872	$352,362
Cost of merchandise and services sold	131,398	133,188	251,457	260,699
Gross profit	53,346	43,946	80,415	91,663
Selling, general and administrative expenses	92,206	92,325	177,875	179,741
Impairment	(1,174)	—	8,974	—
Operating loss	(37,686)	(48,379)	(106,434)	(88,078)
Interest expense	14,364	15,897	27,900	31,661
Loss before taxes	(52,050)	(64,276)	(134,334)	(119,739)
Income tax expense (benefit)	447	(12,956)	1,134	(23,855)
Net loss	$(52,497)	$(51,320)	$(135,468)	$(95,884)
Loss per share
Basic	$(5.63)	$(5.54)	$(14.55)	$(10.36)
Diluted	$(5.63)	$(5.54)	$(14.55)	$(10.36)
Weighted average shares outstanding
Basic	9,327	9,262	9,312	9,256
Diluted	9,327	9,262	9,312	9,256

Percentage of Sales (1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	71.1	75.2	75.8	74.0
Gross margin	28.9	24.8	24.2	26.0
Selling, general and administrative expenses	49.9	52.1	53.6	51.0
Impairment	(0.6)	—	2.7	—
Operating loss	(20.4)	(27.3)	(32.1)	(25.0)
Interest expense	7.8	9.0	8.4	9.0
Loss before taxes	(28.2)	(36.3)	(40.5)	(34.0)
Income tax expense (benefit)	0.2	(7.3)	0.3	(6.8)
Net loss	(28.4)	(29.0)	(40.8)	(27.2)
Other Financial and Operations Data:
Number of new and acquired locations, net	(4)	(1)	(78)	(1)
Number of locations open at end of period	944	1,020	944	1,020
Comparable sales growth (2)	6.6%	(6.7)%	(4.5)%	(3.3)%
Adjusted EBITDA (3)	$(26,819)	$(36,061)	$(67,105)	$(65,379)
Adjusted EBITDA as a percentage of sales (3)	(14.5)%	(20.4)%	(20.2)%	(18.6)%
Adjusted net loss (3)	$(50,015)	$(48,286)	$(117,520)	$(91,241)
Adjusted diluted loss per share	$(5.36)	$(5.21)	$(12.62)	$(9.86)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net loss to Adjusted EBITDA and net loss to Adjusted net loss for the three and six months ended April 4, 2026 and March 29, 2025 (in thousands). Adjusted net loss reported for the three and six months ended March 29, 2025 reflects a correction of an immaterial error in the “tax effects of these adjustments” amounts reported in the first and second quarter of 2025. Additionally, the prior period comparative reconciliation has been updated to conform to the current period presentation.

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net loss	$(52,497)	$(51,320)	$(135,468)	$(95,884)
Interest expense	14,364	15,897	27,900	31,661
Income tax expense (benefit)	447	(12,956)	1,134	(23,855)
Impairment (1)	(2,033)	—	14,486	—
Depreciation and amortization expense (2)	7,560	8,271	15,400	16,508
Equity-based compensation expense (3)	1,023	1,920	2,142	3,661
Strategic project costs (4)	3,831	607	6,606	779
Executive transition costs and other (5)	486	1,520	695	1,751
Adjusted EBITDA	$(26,819)	$(36,061)	$(67,105)	$(65,379)

	Three Months Ended		Six Months Ended
	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Net loss	$(52,497)	$(51,320)	$(135,468)	$(95,884)
Impairment (1)	(2,033)	—	14,486	—
Equity-based compensation expense (3)	1,023	1,920	2,142	3,661
Strategic project costs (4)	3,831	607	6,606	779
Executive transition costs and other (5)	486	1,520	695	1,751
Tax effects of these adjustments (6)	(825)	(1,013)	(5,981)	(1,548)
Adjusted net loss (7)	$(50,015)	$(48,286)	$(117,520)	$(91,241)

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
(6)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax expense (benefit) in our consolidated statements of operations. The prior period amounts have been corrected for an immaterial error reported for the three and six months ended March 29, 2025.
(7)
The prior period comparative reconciliation has been updated to conform to the current period presentation.

Selected Financial Information

Sales

Sales were $184.7 million for the three months ended April 4, 2026 compared to $177.1 million in the prior year period, an increase of $7.6 million, or 4.3%. The increase was driven by a strength in our retail business and favorability driven by a week calendar shift in comparing to the prior year. These benefits were partially offset by the loss of sales from the closure of underperforming stores. Comparable sales for the three months ended on April 4, 2026 increased $11.5 million or 6.6% compared to the prior year period.

Sales were $331.9 million for the six months ended April 4, 2026, compared to $352.4 million in the prior year period, a decrease of $20.5 million, or 5.8%. The decrease was primarily driven by lower sales as a result of the closure of underperforming stores during the period, headwinds in our first quarter as we anniversaried increased demand in the prior year period driven by an active hurricane season and demand driven by the liquidation of certain products. Comparable sales for the six months ended April 4, 2026 decreased $15.5 million or 4.5% compared to the prior year period.

Gross Profit and Gross Margin

Gross profit for the three months ended April 4, 2026 was $53.3 million compared to $43.9 million in the prior year period, representing an increase of $9.4 million, or 21.4%. Gross margin increased to 28.9% compared to 24.8% in the prior year period, an increase of approximately 410 basis points. The increase was driven by approximately 290 basis points due to savings in occupancy and distribution center costs, approximately 75 basis points due to increased volume and improved product mix, and an approximately 45 basis point benefit due to inventory reserve adjustments.

Gross profit for the six months ended April 4, 2026 was $80.4 million compared to $91.7 million in the prior year period, a decrease of $11.3 million, or 12.3%. Gross margin decreased to 24.2% compared to 26.0% in the prior year period, a decrease of approximately 180 basis points. A negative impact of approximately 165 basis points was due to an inventory impairment charge of $5.5 million relating to store and DC closures during the six month period. The remaining approximately 15 basis points decline was due to an approximately 70 basis point impact due to a decrease in volume of products sold and mix, partially offset by an approximately 55 basis point impact due to occupancy and distribution center costs savings.

Selling, General and Administrative Expenses

SG&A for the three months ended April 4, 2026 was $92.2 million compared to $92.3 million in the prior year period, a decrease of $0.1 million, or 0.1%. As a percentage of sales SG&A was 49.9% compared to 52.1%, down 220 basis points from the prior year. The decrease in SG&A was primarily related to decreases of $1.6 million in labor and fringe costs, $0.8 million in direct store and other operating expenses, and $0.2 million in merchant fees. Partially offsetting the decrease were increases of $1.4 million in marketing fees and $1.1 million in technology costs.

SG&A for the six months ended April 4, 2026 was $177.9 million compared to $179.7 million in the prior year period, a decrease of $1.9 million, or 1.0%. As a percentage of sales SG&A was 53.6% compared to 51.0%, an increase of 259 basis points from the prior year. The decrease in SG&A was primarily related to decreases of $2.7 million in labor and fringe costs, $1.9 million in direct store and other operating expenses, and $1.5 million in merchant fees. Partially offsetting the decrease were increases of $2.3 million in marketing fees and $1.9 million in technology costs.

Impairment

Non-cash impairment for the three months ended April 4, 2026 was $(1.2) million, which was comprised of non-cash lease gains due to lease terminations on stores that were closed and impaired during the first quarter of 2026. For the six months ended April 4, 2026 impairment was $9.0 million, which was comprised of $5.4 million of property and equipment impairment, $4.8 million right-of-use asset impairment, and $(1.2) million non-cash lease gains all relating to the store and distribution center closures that occurred during the first quarter of 2026. There was no impairment during either period in the prior year.

Interest Expense

Interest expense for the three months ended April 4, 2026 was $14.4 million compared to $15.9 million in the prior year period, a decrease of $1.5 million. Interest expense for the six months ended April 4, 2026 was $27.9 million compared to $31.7 million in the prior year period, a decrease of $3.8 million. The decrease in both periods was driven by lower interest rates on our Term Loan.

Income Tax

Income tax expense increased to $0.4 million for the three months ended April 4, 2026 compared to a benefit of $13.0 million in the prior year period, an increase of $13.4 million. Income tax expense increased to $1.1 million for the six months ended April 4, 2026 compared to a benefit of $23.9 million in the prior year period, an increase of $25.0 million. The increases were primarily attributable to the change in valuation allowance and use of the discrete effective tax rate method in the prior year period.

The effective income tax rate was (0.9)% and (0.8)% for the three and six months ended April 4, 2026, respectively, and included net income tax expenses attributable to state taxes and the change in valuation allowance. The effective income tax rate was 20.2% and 19.9% for the three and six months ended March 29, 2025, respectively, and included net income tax expenses attributable to equity-based compensation awards and the change in valuation allowance related to our interest expense limitation.

Net Loss and Diluted Loss per Share

Net loss for the three months ended April 4, 2026 was $52.5 million compared to $51.3 million in the prior year period, a decrease of $1.2 million. The change was primarily due to a tax benefit in the prior year period that was not repeated in the current year period due to the valuation allowance. This decline was partially offset by the increase in gross profit. Net loss for the six months ended April 4, 2026 was $135.5 million compared to $95.9 million in the prior year period, an increase of $39.6 million. The change was primarily due to decreases in gross profit due to lower sales, impairment charges in the current year, and a tax benefit in the prior year that was not repeated in the current year period due to the valuation allowance.

Diluted loss per share was $5.63 for the three months ended April 4, 2026 compared to $5.54 in the prior year period. Diluted loss per share was $14.55 for the six months ended April 4, 2026 compared to $10.36 in the prior year period.

Adjusted net loss for the three months ended April 4, 2026 was $50.0 million compared to $48.3 million in the prior year period, an increase of $1.7 million. Adjusted net loss for the six months ended April 4, 2026 was $117.5 million compared to $91.2 million in the prior year period, an increase of $26.3 million.

Adjusted diluted loss per share was $5.36 for the three months ended April 4, 2026 compared to $5.21 in the prior year period. Adjusted diluted loss per share was $12.62 for the six months ended April 4, 2026 compared to $9.86 in the prior year period.

Adjusted EBITDA

Adjusted EBITDA for the three months ended April 4, 2026 was $(26.8) million compared to $(36.1) million in the prior year period, an increase of $9.2 million. Adjusted EBITDA for the six months ended April 4, 2026 was $(67.1) million compared to $(65.4) million in the prior year period, a decrease of $1.7 million. The changes in Adjusted EBITDA during the three months ended April 4, 2026 were primarily due to increases in gross profit. The changes in Adjusted EBITDA during the six months ended April 4, 2026 were primarily due to decreases in gross profit due to lower sales and the impairment charges in the current year.

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

Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $16.9 million as of April 4, 2026, $64.3 million as of October 4, 2025, and $17.3 million as of March 29, 2025. Outstanding borrowings on our Revolving Credit Facility were $99.0 million as of April 4, 2026 and $101.5 million as of March 29, 2025. We had no amounts outstanding on our Revolving Credit Facility as of October 4, 2025.

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

As of April 4, 2026, outstanding standby letters of credit totaled $11.1 million, and after considering borrowing base restrictions, we had $97.1 million of available borrowing capacity under the terms of the Revolving Credit Facility. As of April 4, 2026, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan.

During the quarter ended January 3, 2026, the Company received downgraded credit rating from Standard and Poor’s (“S&P”) Global Ratings (CCC from CCC+).

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Six Months Ended
	April 4, 2026	March 29, 2025
Net cash used in operating activities	$(136,553)	$(154,309)
Net cash used in investing activities	(9,504)	(11,125)
Net cash provided by financing activities	98,636	74,181
Net decrease in cash and cash equivalents	$(47,421)	$(91,253)

Cash Used in Operating Activities

Net cash used in operating activities was $136.6 million for the six months ended April 4, 2026 compared to $154.3 million in the prior year period, a decrease of $17.8 million. The decrease was primarily driven by a strategic decrease in inventory of $40.9 million and $25.0 million due to deferred income taxes. Partially offsetting this decrease was a higher net loss in the current year.

Cash Used in Investing Activities

Net cash used in investing activities was $9.5 million for the six months ended April 4, 2026 compared to $11.1 million in the prior year period, a decrease of $1.6 million. This decrease was driven by lower investments in purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended April 4, 2026 was $98.6 million compared to $74.2 million in the prior year period, an increase of $24.5 million. This increase was due to a $27.0 million principal payment made during the prior year period, partially offset by $2.5 million of decreased borrowings on the Revolving Credit Facility in the current year period.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the six months ended April 4, 2026 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025 except as disclosed in Note 10—Leases and Note 12—Commitments & Contingencies in this Quarterly Report on Form 10-Q.

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

There have been no material changes to our critical accounting estimates during the six months ended April 4, 2026 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, have evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2026. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were not effective as the material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025 were not yet remediated as of April 4, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 4, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Ongoing Remediation Efforts

As previously disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal years ended October 4, 2025, September 28, 2024, and September 30, 2023, we identified material weaknesses in the Company’s internal control over financial reporting related to the validation of inventory levels and the completeness and accuracy of data used in validating the appropriateness of inventory costing for a subset of the Company’s inventories and inventory reserves. In addition, as previously disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended October 4, 2025, we also identified a material weakness in the Company’s internal control over financial reporting related to the design and operation of controls over the goodwill and other long-lived asset impairments. We are in the process of implementing a plan to address these material weaknesses in internal control over financial reporting. We have devoted and intend to continue to devote significant time and resources to enhance the design and implementation of our existing controls and procedures and to create new complementary and compensating controls as needed.

With respect to inventory controls, the following remediation activities have taken place as of April 4, 2026:

•
examined and enhanced the procedures regarding the completeness and accuracy of data utilized in calculating the cutoff of inventory in-transit from vendors, and
•
examined and enhanced the precision of review of capitalized costs into inventory.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of April 4, 2026, we had established reserves for claims that were probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Except as set forth in Note 12—Commitments & Contingencies to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 4, 2025 other than as noted below.

Our common stock may be delisted from The Nasdaq Global Select Market if we are unable to regain and maintain compliance with Nasdaq's continued listing standards.

As previously disclosed, on February 11, 2026, we received notification from Nasdaq that our common stock is subject to potential delisting from The Nasdaq Global Select Market because the Company is not in compliance with Nasdaq Listing Rule 5450(b)(3)(C) because, for a period of 30 consecutive business days, the Company failed to maintain a minimum market value of publicly held shares of its common stock of $15,000,000 (as calculated pursuant to Nasdaq Listing Rules) (the “MVPHS Rule”). We have until August 10, 2026 to regain compliance and, if we do not regain compliance with the MVPHS Rule by the applicable deadline, Nasdaq will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). We expect that our common stock would remain listed pending the Panel’s decision, however, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the Panel, that such appeal would be successful. There can be no assurance that we will be able to regain compliance with the MVPHS Rule.

If we do not regain and maintain compliance with the Nasdaq standards, our common stock may be delisted from Nasdaq. Any delisting of our common stock would likely adversely affect the market liquidity and market price of our common stock and our ability to obtain financing for the continuation of our operations. Consequently, stockholders may not be able to sell our common stock at prices equal to or greater than the price paid.

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

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

None.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended April 4, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.1	Leslie’s Inc. Amended and Restated 2020 Omnibus Incentive Plan	8-K	10.1	3/27/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

LESLIE’S, INC.

Date: May 13, 2026	By:	/s/ Jeff White
Jeff White
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)