Form 10-Q
period 2026-07-04
Leslie's, Inc.
filed 2026-08-12
CIK 1821806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

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

As of August 3, 2026 the Registrant had 9,365,475 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, liquidity, business strategy, strategic transformation plan, our exploration of strategic alternatives and discussions with financial stakeholders, including potential results thereof, potential deleveraging or other balance sheet transactions, value proposition, dispositions, legal proceedings, competitive advantages, market size, growth opportunities, industry expectations, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “deliver,” “well-positioned,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Our actual results or outcomes, or the timing of our results or outcomes, could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•
our ability to execute on our growth and cost optimization strategies, including our strategic pricing transformation, and any restructuring efforts;
•
our expectations regarding our cash resources and cash generation from normal operations;
•
our ability to continue as a going concern;
•
our ability to timely service, pay off, refinance, restructure or extend our existing debt obligations and otherwise satisfy our liquidity requirements, including our Term Loan (as defined below) prior to its maturity, as well as our ability to incur additional debt on terms and at rates acceptable to us;
•
our ability to enter into and successfully complete a deleveraging transaction or other balance sheet transaction and the terms thereof;
•
our ability to obtain additional capital to finance operations and investment in growth;
•
the impact of our indebtedness, debt service obligations and debt covenants, and our exposure to variable rate indebtedness;
•
the impact of discussions and negotiations with our financial stakeholders, including our debtholders;
•
the deterioration of our credit profile and credit rating, including its impact on our access to commercial credit;
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
•
successful reactivation of lapsed residential and commercial customers;
•
potential demographic shifts, including a larger percentage of “do-it-for-me” pool owners vs. prior historical patterns;
•
impacts from the sensitivity of our business to weather conditions, changes in the economy (including higher interest rates, economic contractions or recessions, inflationary pressures and changes in trade policies, including tariffs, other trade restrictions or the threat thereof, and our success or lack of success, as the case may be, in recouping funds from policies later deemed invalid), bifurcated consumer income and purchasing patterns, cost consciousness, geopolitical events or conflicts (including the ongoing conflict in Ukraine, the conflicts in the Middle East and the related impacts on commodity prices, including the price of oil), respective changes in new or existing pool construction and renovation, and the broader housing market;
•
disruptions in the operations of our manufacturing facilities and distribution centers;
•
our ability to implement technology initiatives that deliver anticipated benefits without disrupting our operations;
•
our ability to execute on our management transition plans and to attract and retain senior management and other qualified personnel;

•
regulatory changes and developments affecting our current and future products including evolving legal standards, regulations and stakeholder expectations concerning environmental, and sustainability matters;
•
commodity price inflation and deflation, including volatility in the price of crude oil and associated commodities;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LESLIE’S, INC.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	July 4, 2026	October 4, 2025	June 28, 2025
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$45,911	$64,340	$42,684
Accounts and other receivables, net	32,174	23,217	34,794
Inventories, net	233,425	207,983	273,192
Prepaid expenses and other current assets	39,734	33,249	34,460
Total current assets	351,244	328,789	385,130
Property and equipment, net	75,421	92,544	94,143
Operating lease right-of-use assets	232,130	252,988	260,925
Goodwill and other intangibles, net	28,172	30,732	212,407
Other assets	35,225	36,422	36,888
Total assets	$722,192	$741,475	$989,493
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$111,023	$51,894	$91,587
Accrued expenses and other current liabilities	80,045	82,447	104,629
Operating lease liabilities	69,150	74,720	65,755
Total current liabilities	260,218	209,061	261,971
Deferred tax liabilities	295	287	1,549
Operating lease liabilities, noncurrent	168,945	185,076	197,375
Revolving Credit Facility	30,000	—	20,000
Long-term debt, net	753,364	752,055	751,547
Other long-term liabilities	2,108	2,988	3,218
Total liabilities	1,214,930	1,149,467	1,235,660
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.001 par value, 50,000,000 shares authorized and 9,365,475, 9,290,311, and 9,278,924 issued and outstanding as of July 4, 2026, October 4, 2025, and June 28, 2025.	9	9	9
Additional paid-in capital	116,102	113,174	112,183
Retained deficit	(608,849)	(521,175)	(358,359)
Total stockholders’ deficit	(492,738)	(407,992)	(246,167)
Total liabilities and stockholders’ deficit	$722,192	$741,475	$989,493

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Operations

(Amounts in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Sales	$458,493	$500,347	$790,365	$852,709
Cost of merchandise and services sold	291,368	302,457	542,825	563,156
Gross profit	167,125	197,890	247,540	289,553
Selling, general and administrative expenses	106,372	129,572	284,247	309,313
Impairment	(708)	—	8,266	—
Operating income (loss)	61,461	68,318	(44,973)	(19,760)
Interest expense	14,145	15,764	42,045	47,425
Income (loss) before taxes	47,316	52,554	(87,018)	(67,185)
Income tax expense (benefit)	(478)	30,824	656	6,969
Net income (loss)	$47,794	$21,730	$(87,674)	$(74,154)
Earnings (loss) per share:
Basic	$5.10	$2.34	$(9.40)	$(8.01)
Diluted	$5.01	$2.34	$(9.40)	$(8.01)
Weighted average shares outstanding:
Basic	9,363	9,275	9,329	9,263
Diluted	9,542	9,275	9,329	9,263

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in Thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, March 30, 2025	9,270	$9	$110,621	$(380,089)	$(269,459)
Issuance of common stock under the Plan	10	—	—	—	—
Equity-based compensation	—	—	1,571	—	1,571
Restricted stock units surrendered in lieu of withholding taxes	(1)	—	(9)	—	(9)
Net income	—	—	—	21,730	21,730
Balance, June 28, 2025	9,279	$9	$112,183	$(358,359)	$(246,167)

Balance, April 4, 2026	9,358	$9	$115,308	$(656,643)	$(541,326)
Issuance of common stock under the Incentive Plan	9	—	—	—	—
Equity-based compensation	—	—	796	—	796
Restricted stock units surrendered in lieu of withholding taxes	(2)	—	(2)	—	(2)
Net income	—	—	—	47,794	47,794
Balance, July 4, 2026	9,365	$9	$116,102	$(608,849)	$(492,738)

			Additional		Total
	Shares	Amount	Paid in Capital	Retained Deficit	Stockholders’ Deficit
Balance, September 28, 2024	9,248	$9	$107,047	$(284,205)	$(177,149)
Issuance of common stock under the Plan	33	—	—	—	—
Equity-based compensation	—	—	5,194	—	5,194
Restricted stock units surrendered in lieu of withholding taxes	(2)	—	(58)	—	(58)
Net loss	—	—	—	(74,154)	(74,154)
Balance, June 28, 2025	9,279	$9	$112,183	$(358,359)	$(246,167)

Balance, October 4, 2025	9,290	$9	$113,174	$(521,175)	$(407,992)
Issuance of common stock under the Incentive Plan	79	—	—	—	—
Equity-based compensation	—	—	2,934	—	2,934
Restricted stock units surrendered in lieu of withholding taxes	(4)	—	(6)	—	(6)
Net loss	—	—	—	(87,674)	(87,674)
Balance, July 4, 2026	9,365	$9	$116,102	$(608,849)	$(492,738)

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	July 4, 2026	June 28, 2025
Operating Activities
Net loss	$(87,674)	$(74,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,966	25,080
Equity-based compensation	2,934	5,194
Amortization of deferred financing costs and debt discounts	1,690	1,619
Impairment	8,266	—
Inventory impairment	5,363	—
Provision for credit losses	274	574
Deferred income taxes	8	5,717
Loss on asset dispositions	271	1,044
Changes in operating assets and liabilities:
Accounts and other receivables	(9,231)	10,099
Inventories, net	(30,805)	(38,909)
Prepaid expenses and other current assets	(6,485)	(281)
Other assets	961	2,561
Accounts payable	59,129	23,965
Accrued expenses and other current liabilities	(1,481)	(1,049)
Income taxes payable	—	(1,127)
Operating lease assets and liabilities, net	(3,784)	269
Net cash used in operating activities	(37,598)	(39,398)
Investing Activities
Purchases of property and equipment	(10,540)	(19,064)
Proceeds from asset dispositions	127	117
Net cash used in investing activities	(10,413)	(18,947)
Financing Activities
Borrowings on revolving credit facility	115,000	159,500
Payments on revolving credit facility	(85,000)	(139,500)
Repayment of long-term debt	—	(27,025)
Payments on finance leases	(267)	(392)
Payment of deferred financing costs	(145)	—
Payments of employee tax withholdings related to restricted stock vesting	(6)	(59)
Net cash provided by (used in) financing activities	29,582	(7,476)
Net decrease in cash and cash equivalents	(18,429)	(65,821)
Cash and cash equivalents, beginning of period	64,340	108,505
Cash and cash equivalents, end of period	$45,911	$42,684
Supplemental Information:
Cash paid for interest	$40,889	$46,462
Cash paid for income taxes, net of refunds received	506	3,556

See accompanying notes which are an integral part of these consolidated financial statements.

LESLIE’S, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Operations

Leslie’s, Inc. (“Leslie’s,” “we,” “our,” “us,” “its,” or the “Company”) is the leading direct-to-consumer pool and spa care brand. We market and sell pool and spa supplies and related products and services, which primarily consist of maintenance items such as chemicals, equipment and parts, and cleaning accessories, as well as safety, recreational, and fitness-related products. We currently market our products through 943 company-operated locations in 38 states and e-commerce websites.

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the foreseeable future.

We believe that the persistently challenging retail environment, including observed reductions and delays in consumer spending in the pool and spa care industry, along with consumers’ increased price sensitivity after years of persistent inflation, have significantly impacted the Company’s performance. Historically, we have primarily relied on cash generated from operating activities in our third and fourth fiscal quarters to fund our day-to-day operations and service our debt. Although we continue to pursue our strategic initiatives, including ongoing cost optimization efforts, the timing and realization of our strategy cannot guarantee sufficient cash flow will be generated to meet the Company’s debt obligations and operating costs. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address our more immediate challenges may include the following:

•
execute the Company’s strategic initiatives on pricing strategy, reactivating customers, enhancing our store operations and experience, continuing our cost optimization, and improving our asset utilization to reignite growth and increase financial resilience; and

•
actively engage with our lenders and other financial stakeholders to explore strategic alternatives to satisfy our existing debt obligations while meeting our long-term liquidity requirements. Our Term Loan matures on March 9, 2028, and we expect that we will need to seek to refinance, restructure, extend or if necessary, seek relief under applicable reorganization laws prior to maturity.

There can be no assurance of the Company’s ability to realize these plans, and as a result, the Company has concluded that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these financial statements.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty referenced above.

Reverse Stock Split

On September 10, 2025, our shareholders approved a series of amendments to our Seventh Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”). On September 26, 2025, we filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect a reverse stock split of our common stock at a ratio of 1-for-20 (the “Reverse Stock Split”) and proportionately decrease the number of authorized shares of the Company’s common stock, which became effective upon filing (the “Effective Time”). The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Global Select Market (“Nasdaq”) as of the open of trading on September 29, 2025, under the existing ticker symbol “LESL”. The Company’s common stock is now represented by a new CUSIP number, 527064 208.

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

Fiscal Periods

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second, and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended July 4, 2026 and June 28, 2025 refer to the 13 weeks ended July 4, 2026 and June 28, 2025. References to the nine months ended July 4, 2026 and June 28, 2025 refer to the 39 weeks ended July 4, 2026 and June 28, 2025.

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

Note 3—Goodwill and Other Intangibles, Net

Goodwill

The following table details the changes in goodwill (in thousands):

	July 4, 2026	October 4, 2025	June 28, 2025
Balance at beginning of the period	$—	$180,698	$180,698
Acquisitions, net of measurement period adjustments	—	—	—
Impairment	—	(180,698)	—
Balance at the end of the period	$—	$—	$180,698

Other Intangibles

Other intangible assets consisted of the following as of July 4, 2026 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	7.3	$22,100	$(8,846)	$13,254
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	2.7	2,260	(1,732)	528
Consumer relationships	5.4	15,400	(10,386)	5,014
Other intangibles	2.3	4,000	(3,974)	26
Total		$53,110	$(24,938)	$28,172

Other intangible assets consisted of the following as of October 4, 2025 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.0	$22,100	$(7,366)	$14,734
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.4	2,260	(1,578)	682
Consumer relationships	5.9	15,400	(9,477)	5,923
Other intangibles	3.1	4,000	(3,957)	43
Total		$53,110	$(22,378)	$30,732

Other intangible assets consisted of the following as of June 28, 2025 (in thousands, except weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks (finite life)	8.2	$22,100	$(6,834)	$15,266
Trade name and trademarks (indefinite life)	Indefinite	9,350	—	9,350
Non-compete agreements	3.7	2,260	(1,523)	737
Consumer relationships	6.1	15,400	(9,097)	6,303
Other intangibles	3.3	4,000	(3,947)	53
Total		$53,110	$(21,401)	$31,709

Amortization expense was $0.8 million and $0.9 million for the three months ended July 4, 2026 and June 28, 2025. Amortization expense was $2.6 million and $2.7 million for the nine months ended July 4, 2026 and June 28, 2025. No impairment of intangible assets was recorded during the three and nine months ended July 4, 2026 and June 28, 2025.

The following table summarizes the estimated future amortization expense related to finite-lived intangible assets on our consolidated balance sheet as of July 4, 2026 (in thousands):

Amount
Remainder of fiscal 2026	$819
2027	3,262
2028	3,157
2029	2,899
2030	2,689
Thereafter	5,996
Total	$18,822

Note 4—Impairments, Store Closing, and Other Costs

On November 25, 2025, management committed to a strategic plan to improve operational efficiency by closing 80 underperforming stores and one distribution center (the “Plan”). The process of closing these locations began in early December 2025 and was substantially completed as of the end of the first fiscal quarter of 2026.

As a result of this Plan, the Company recognized $(0.1) million in charges during the three months ended July 4, 2026 and $17.9 million in the nine months ended July 4, 2026. These charges are included in our consolidated statements of operations and are comprised of the following components (in thousands):

		Three Months Ended		Nine Months Ended
Financial Statement Line Item	Charge	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cost of merchandise and services sold	Non-cash inventory impairment (1)	$(149)	$—	$5,363	$—
Selling, general and administrative expense	Wind down and other costs (2)	709	—	4,242	—
Impairment	Non-cash property and equipment impairments	—	—	5,353	—
Impairment	Non-cash lease impairments (3)	(708)	—	2,913	—
Total		$(148)	$—	$17,871	$—

(1)
The three months ended July 4, 2026 includes inventory reserve adjustments of $(0.1) million. For the nine months ended July 4, 2026 the total inventory impairment was $5.4 million.
(2)
The three months ended July 4, 2026 includes $0.5 million of construction and other costs related to store closures, and $0.2 million in ongoing occupancy costs. For the nine months ended July 4, 2026 includes $2.8 million of construction and other costs related to store closures, $0.6 million in severance costs, and $0.8 million in ongoing occupancy costs.
(3)
The three months ended July 4, 2026 includes $(0.7) million of non-cash gains due to lease terminations on stores that were closed and impaired during the first quarter of 2026. For the nine months ended July 4, 2026 includes a $4.8 million right-of-use asset impairment and $(1.9) million non-cash lease gains all relating to the store and distribution center closures that occurred during the first quarter of 2026.

No costs related to store closures were recognized during the three and nine months ended June 28, 2025. Management will continue to monitor the progress of the store closures and evaluate the impact on the Company’s financial results. Any future expenses associated with these ongoing exit activities will be disclosed upon recognition.

Note 5—Accounts and Other Receivables, Net

Accounts and other receivables, net consisted of the following (in thousands):

	July 4, 2026	October 4, 2025	June 28, 2025
Vendor and other rebates receivable	$14,911	$4,463	$13,527
Customer receivables	17,717	16,273	20,287
Other receivables	1,553	4,707	3,210
Allowance for credit losses	(2,007)	(2,226)	(2,230)
Total	$32,174	$23,217	$34,794

Note 6—Inventories, Net

Inventories, net consisted of the following (in thousands):

	July 4, 2026	October 4, 2025	June 28, 2025
Raw materials	$1,042	$2,022	$3,038
Finished goods	232,383	205,961	270,154
Total	$233,425	$207,983	$273,192

Note 7—Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 4, 2026	October 4, 2025	June 28, 2025
Prepaid insurance	$3,074	$962	$3,164
Prepaid occupancy costs	2,216	2,222	2,280
Prepaid sales tax	5,511	3,450	6,734
Prepaid maintenance	6,221	4,644	5,140
Prepaid other	9,053	7,736	4,209
Income tax receivable	3,160	3,302	2,175
Other current assets	10,499	10,933	10,758
Total	$39,734	$33,249	$34,460

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 4, 2026	October 4, 2025	June 28, 2025
Accrued payroll and employee benefits	$16,127	$20,025	$18,780
Customer deposits	7,215	6,406	5,807
Interest	952	998	4,888
Inventory related accruals	11,001	8,318	13,001
Loyalty and deferred revenue	6,338	7,204	7,919
Sales tax	12,640	9,097	13,916
Self-insurance reserves	12,377	10,096	11,666
Other accrued liabilities	13,395	20,303	28,652
Total	$80,045	$82,447	$104,629

As of July 4, 2026, October 4, 2025, and June 28, 2025, capital expenditures included in other accrued liabilities were $0.3 million, $1.4 million, and $0.6 million.

Note 9—Long-Term Debt, Net

Our long-term debt, net consisted of the following (in thousands, except interest rates):

	Effective Interest Rate (1)		July 4, 2026	October 4, 2025	June 28, 2025
Term Loan	6.51%	(2)	$756,650	$756,650	$756,650
Revolving Credit Facility	5.50%	(3)	30,000	—	20,000
Total long-term debt			786,650	756,650	776,650
Less: noncurrent Revolving Credit Facility			(30,000)	—	(20,000)
Less: unamortized discount			(906)	(1,297)	(1,436)
Less: deferred financing charges			(2,380)	(3,298)	(3,667)
Total long-term debt, net			$753,364	$752,055	$751,547

(1)
Effective interest rates as of July 4, 2026.
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

During the nine months ended July 4, 2026, no principal payments were made. During the nine months ended June 28, 2025, we made our normal principal payment of $2.0 million and a $25.0 million pre-payment on our Term Loan. This pre-payment was applied to our scheduled principal payments in fiscal years 2025, 2026 and 2027.

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

As of July 4, 2026, we had $30.0 million outstanding on our Revolving Credit Facility. The amount available under our Revolving Credit Facility was reduced by $11.1 million, $11.7 million, and $11.8 million of existing standby letters of credit as of July 4, 2026, October 4, 2025, and June 28, 2025.

Fair Value

The fair value of our Term Loan due in 2028 was determined to be $292.8 million as of July 4, 2026, $208.6 million as of October 4, 2025, and $534.4 million as of June 28, 2025. These fair value estimates, determined to be Level 2, are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Representations and Covenants

Substantially all of our assets are pledged as collateral to secure our indebtedness. The Term Loan does not require us to comply with any financial covenants. The Term Loan and the Revolving Credit Facility contain customary representations and warranties, covenants, and conditions to borrowing. No events of default occurred as of July 4, 2026.

Future Debt Maturities

The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of July 4, 2026 (in thousands):

Amount
Remainder of fiscal 2026	$30,000
2027	—
2028	756,650
2029	—
2030	—
Thereafter	—
Total	$786,650

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

The following table summarizes the components of lease expense (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating lease expense	$20,491	$21,880	$62,776	$65,435
Finance lease amortization of ROU asset	47	117	257	339
Finance lease interest on lease liability	18	23	57	68
Total net lease expense	$20,556	$22,020	$63,090	$65,842

The three months ended July 4, 2026 includes $(0.7) million of non-cash gains due to lease terminations on stores that were closed and impaired during the first quarter of 2026. No impairment on right-of-use assets was recorded during the period. During the nine months ended July 4, 2026 we recorded $4.8 million in impairment on right-of-use assets and $(1.9) million of non-cash gains due to lease terminations, all relating to the closure of 80 underperforming stores and one distribution center. No impairment was recorded during the three and nine months ended June 28, 2025.

The following table includes supplemental lease information:

	Nine Months Ended
Supplemental Cash Flow Information (dollars in thousands)	July 4, 2026	June 28, 2025
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flow used for operating leases	$66,132	$65,236
Operating cash flow used for finance leases	57	68
Financing cash flow used for finance leases	267	392

Other Supplemental Information (dollars in thousands)
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease	$37,439	$43,341
Finance lease	—	1,586

Weighted-average remaining operating lease term	5.1 years	5.1 years
Weighted-average discount rate - operating leases	6.4%	6.3%
Weighted-average remaining finance lease term	5.6 years	5.8 years
Weighted-average discount rate - finance leases	6.5%	6.3%

The following table summarizes the future annual minimum lease payments for both operating and financing leases as of July 4, 2026 (in thousands):

	Operating	Finance
Remainder of fiscal 2026	$21,648	$51
2027	81,359	209
2028	60,232	209
2029	48,039	209
2030	31,168	209
Thereafter	53,444	419
Total	$295,890	$1,306
Less: amount of lease payments representing imputed interest	57,795	233
Present value of future minimum lease payments	238,095	1,073
Less: current lease liabilities	69,150	142
Lease liabilities, noncurrent	$168,945	$931

Note 11—Income Taxes

Our effective income tax rate was (0.8)% for the nine months ended July 4, 2026, compared to (10.4)% for the nine months ended June 28, 2025. For the nine months ended July 4, 2026, the Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to ordinary income. The differences between the statutory rate and our effective rate for the nine months ended July 4, 2026 and the nine months ended June 28, 2025 were primarily attributable to state taxes and change in valuation allowance. Our effective income tax rate can fluctuate due to factors including valuation allowances, changes in tax laws, federal and state audits, and the impact of other discrete items.

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

We are subject to other litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of July 4, 2026, we had established reserves for claims that are probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Our workers’ compensation insurance program, general liability insurance program, and employee group medical plan have self-insurance retention features of up to $0.4 million per event. We had standby letters of credit outstanding in the amount of $11.1 million, $11.7 million and $11.8 million as of July 4, 2026, October 4, 2025 and June 28, 2025, respectively, for the purpose of securing such obligations under our workers’ compensation self-insurance programs.

Purchase Commitments

During the nine months ended July 4, 2026, the Company entered into a supply agreement with a third-party merchandise vendor to source certain products. The agreement includes annual minimum purchase commitments of approximately $45.0 million over the term of the agreement, which expires December 31, 2027.

Except what is noted above, there have been no other material changes from the commitments and contingencies disclosed in our Annual Report on Form 10-K for the year ended October 4, 2025.

Note 13—Equity-Based Compensation

Equity-Based Compensation

2020 Omnibus Incentive Plan

In October 2020, we adopted the Incentive Plan, which was amended and restated by our shareholders at our 2026 Annual Meeting of Shareholders. The Incentive Plan provides for various types of awards, including non-qualified stock options to purchase Leslie’s common stock (each, a “Stock Option”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) which may settle in Leslie’s, Inc. common stock to our directors, executives, and eligible employees of the Company. As of July 4, 2026, we had 0.4 million shares of common stock available for future grants under the Incentive Plan.

As of July 4, 2026, the aggregate unamortized value of all outstanding equity-based compensation awards was $4.0 million, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

Stock Options granted under the Incentive Plan generally expire ten years from the date of grant and consist of Stock Options that vest upon satisfaction of time-based requirements. The following tables summarize our Stock Option activity under the Incentive Plan during the nine months ended July 4, 2026 (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price
Outstanding, Beginning	40	$394.35
Granted	118	1.65
Exercised	—	—
Forfeited/Expired	(22)	412.01
Balance, Ending	136	$52.49

Vested and exercisable as of July 4, 2026	20	$343.93

As of July 4, 2026
Aggregate intrinsic value of stock options outstanding	$813
Unamortized value of unvested stock options	$46
Weighted average years that expense is expected to be recognized	2.5
Weighted average remaining contractual years outstanding	8.7

Restricted Stock Units and Performance Units

RSUs represent grants that vest ratably upon the satisfaction of time-based requirements. PSUs represent grants potentially issuable in the future based upon the Company’s achievement of certain performance conditions. The fair value of our RSUs and PSUs are calculated based on the Company’s stock price on the date of the grant.

The following table summarizes our RSU and PSU activity under the Incentive Plan during the nine months ended July 4, 2026 (in thousands, except per share amounts):

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding, Beginning	254	$50.21
Granted	175	1.93
Vested	(93)	43.88
Forfeited	(38)	56.31
Balance, Ending	298	$23.03

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

As of July 4, 2026
Unamortized value of unvested RSUs/PSUs (in thousands)	$3,990
Weighted average years that expense is expected to be recognized	1.6

During the three months ended July 4, 2026 and June 28, 2025, equity-based compensation expense was $0.8 million and $1.6 million. During the nine months ended July 4, 2026 and June 28, 2025, equity-based compensation expense was $2.9 million and $5.2 million. Equity-based compensation expense is reported in selling, general, and administrative expenses (“SG&A”) in our consolidated statements of operations.

Note 14—Earnings (Loss) Per Share

The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator:
Net income (loss)	$47,794	$21,730	$(87,674)	$(74,154)
Denominator:
Weighted average shares outstanding - basic	9,363	9,275	9,329	9,263
Effect of dilutive securities:
Stock Options	58	—	—	—
RSUs	121	—	—	—
Weighted average shares outstanding - diluted	9,542	9,275	9,329	9,263

Basic earnings (loss) per share	$5.10	$2.34	$(9.40)	$(8.01)
Diluted earnings (loss) per share	$5.01	$2.34	$(9.40)	$(8.01)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Stock Options	21	40	23	55
RSUs	108	237	183	177
Total	129	277	206	232

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Sales	$458,493	$500,347	$790,365	$852,709
Less:
Cost of merchandise and services sold (1)	291,368	302,457	542,825	563,156
Store labor and fringe	34,179	35,363	86,866	90,773
Merchant fees	18,915	21,017	31,226	34,865
Direct store expense	11,278	10,110	28,321	28,060
Marketing	17,076	17,502	26,851	25,000
Information technology	9,641	8,196	26,147	22,849
Legal settlement gain	(17,504)	—	(17,504)	—
Other segment expense (2)	32,787	37,384	102,340	107,766
Impairment	(708)	—	8,266	—
Interest expense	14,145	15,764	42,045	47,425
Income tax expense (benefit)	(478)	30,824	656	6,969
Segment net income (loss)	$47,794	$21,730	$(87,674)	$(74,154)

(1)
Included within cost of merchandise and services sold and other segment expenses is depreciation and amortization expense of $4.6 million and $5.0 million for the three months ended July 4, 2026 and June 28, 2025, and $13.7 million and $14.3 million for the nine months ended July 4, 2026 and June 28, 2025, as described in Note 2—Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended October 4, 2025. Additionally, included in cost of merchandise and services sold is $(0.1) million of inventory impairment reserve adjustment for the three months ended July 4, 2026 and $5.4 million for the nine months ended July 4, 2026. There was no impairment in either of the prior year periods.
(2)
Included within other segment expense are items related to corporate payroll and bonus expense and general and regional administrative expenses.

Note 16—Interchange Fee Settlement

In June 2026, the Company entered into a settlement agreement to resolve certain credit card interchange fee litigation matters in which we were a plaintiff. As a result of this settlement, we recorded a gain of $17.5 million, net of legal fees, which was recognized within operating expenses in the consolidated statements of operations.

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

We operate on a fiscal calendar that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to September 30th. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations. References to the three months ended July 4, 2026 and June 28, 2025 refer to the 13 weeks ended July 4, 2026 and June 28, 2025. References to the nine months ended July 4, 2026 and June 28, 2025 refer to the 39 weeks ended July 4, 2026 and June 28, 2025.

Our Company

Founded in 1963 by Phil Leslie Jr. in Southern California, the Company today known simply as “Leslie’s” has over six decades of disruptive retail innovation in the $15 billion U.S. pool and spa care industry. Today, we are the largest and most trusted direct-to-consumer brand in our segment, serving residential consumers and pool professionals, and many of the largest commercial property operators in the country. With over 900 retail locations, an integrated, digitally forward omnichannel strategy, and a horizontally integrated, nationwide ecosystem under the Leslie’s and In the Swim® brands, among others, we have built a market-leading share of residential aftermarket product spend, based on 2024 industry analyst reports, and a physical network larger than the sum of our 20 largest competitors. We offer an extensive assortment of professional-grade products, the majority of which are exclusive to Leslie’s, manufacturer certified installation and repair services, and in some markets, weekly pool maintenance services. Our dedicated, knowledgeable team of associates, pool and spa care experts, and experienced service technicians, are passionate about empowering every single Leslie’s customer with the knowledge, products, and solutions necessary to confidently maintain and thoroughly enjoy their pools and spas. The considerable scale of our integrated marketing and distribution ecosystem, which is powered by our direct-to-consumer network, uniquely enables us to efficiently reach and service nearly every pool and spa in the continental United States.

We operate primarily in the pool and spa aftermarket industry, a fundamentally attractive category in retail, given its scale, historical predictability, and growth outlook. A majority of our product assortment is comprised of products essential to the care of residential and commercial pools and spas. This includes chemicals, new and replacement parts, cleaning and maintenance equipment, safety, recreational, and fitness-related products. We also offer important essential services, such as equipment installation and repair for residential and commercial customers. We have relationships with professional pool operators from major hotel and apartment owners to municipal, county and state governments, all the way to sole proprietors. In addition to a strong consumer and commercial retail and service presence, we operate a wholesale specialty pool and spa parts distribution business, giving us unique access to hard-to-find specialty parts; an integrated manufacturing plant, giving us vertical scale and competitive cost on parts of our chemical assortment; and a regionally located, hub-and-spoke distribution system throughout the continental United States.

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

Key Factors and Measures We Use to Evaluate Our Business

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use under United States generally accepted accounting principles (“GAAP”) are sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”), impairment, and operating income (loss). The key non-GAAP measures and other operating measures we use are comparable sales, comparable sales growth, Adjusted EBITDA, Adjusted net income (loss), and Adjusted diluted earnings (loss) per share.

Sales

We offer a broad range of products that consists of regularly purchased, essential pool and spa maintenance items such as chemicals, equipment, cleaning accessories and parts, as well as installation and repair services for pool and spa equipment. Our offering of proprietary, owned, and third-party brands across diverse product categories drives sales growth by attracting new consumers and encouraging repeat visits from our existing consumers. Revenue from merchandise sales at retail locations is recognized at the point of sale, revenue from services is recognized when the services are rendered, and revenue from e-commerce merchandise sales is generally recognized upon shipment of the merchandise. Revenue is recorded net of related discounts and sales tax. Payment from retail customers is generally at the point of sale and payment terms for professional pool operator customers are based on our credit requirements and generally have terms of less than 60 days. When we receive payment from a consumer before the consumer has taken possession of the merchandise or the service has been performed, the amount received is recorded as deferred revenue or as a customer deposit until the sale or service is complete. Sales are impacted by weather, seasonality, product mix and availability, promotional and competitive activities, and the spending habits of our consumers, as well as inflation and interest rates. Growth of our sales is primarily driven by comparable sales growth and expansion of our locations in existing and new markets.

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

As of July 4, 2026, we operated 943 locations in 38 states across the United States. We owned 27 locations and leased the remainder of our locations. Our initial lease terms are typically five years with options to renew for multiple successive five-year periods. We evaluate new opportunities in new and existing markets based on the number of pools and spas in the market, competition, our existing locations, availability and cost of real estate, and distribution and operating costs of our locations. We review the performance of our locations on a regular basis and evaluate opportunities to strategically close locations to improve our profitability. Our limited investment costs in individual locations and our ability to transfer sales to our extensive network of remaining locations and e-commerce websites allows us to improve profitability as a result of any strategic closures.

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

Operating Income (Loss)

Operating income (loss) is gross profit less SG&A and impairment. Operating income (loss) excludes interest expense and income tax expense (benefit). We use operating income (loss) as an indicator of the productivity of our business and our ability to manage expenses.

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

Impact of Macroeconomic Events and Uncertainties

Our financial performance and condition may be impacted to varying extents from period to period by macroeconomic and geopolitical developments, including public health crises, escalating global conflicts (including the ongoing conflict in Ukraine, the conflicts in the Middle East, and the related impacts on commodity prices, including the price of oil), tariffs, supply chain disruptions, labor market constraints, high rates of inflation, high interest rates, general economic slowdown, and potential failures among financial institutions. New or increased tariffs and other barriers to trade, especially in light of comments and executive orders made by the U.S. presidential administration, could further impact or exacerbate these conditions. The United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended, and the impacts of such actions on the Company’s business. Significant disruption to our supply chain for products we sell or increased costs (including in the cost of oil), as a result of geopolitical conflict, tariffs or trade policies or otherwise, can also have a material impact on our sales and earnings and cause unpredictable changes in results. In addition, we believe adverse macroeconomic trends and uncertainties including inflation, tariffs, and varying interest rates also increase consumers’ sensitivity to price and result in cost-conscious behavior inclusive of high-ticket items, which can result in corresponding declines in sales and/or gross profit.

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

Results of Operations

We derived our consolidated statements of operations for the three and nine months ended July 4, 2026 and June 28, 2025 from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our sales (in thousands, except per share amounts and percentages):

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Sales	$458,493	$500,347	$790,365	$852,709
Cost of merchandise and services sold	291,368	302,457	542,825	563,156
Gross profit	167,125	197,890	247,540	289,553
Selling, general and administrative expenses	106,372	129,572	284,247	309,313
Impairment	(708)	—	8,266	—
Operating income (loss)	61,461	68,318	(44,973)	(19,760)
Interest expense	14,145	15,764	42,045	47,425
Income (loss) before taxes	47,316	52,554	(87,018)	(67,185)
Income tax expense (benefit)	(478)	30,824	656	6,969
Net income (loss)	$47,794	$21,730	$(87,674)	$(74,154)
Earnings (loss) per share
Basic	$5.10	$2.34	$(9.40)	$(8.01)
Diluted	$5.01	$2.34	$(9.40)	$(8.01)
Weighted average shares outstanding
Basic	9,363	9,275	9,329	9,263
Diluted	9,542	9,275	9,329	9,263

Percentage of Sales (1)	(%)	(%)	(%)	(%)
Sales	100.0	100.0	100.0	100.0
Cost of merchandise and services sold	63.5	60.4	68.7	66.0
Gross margin	36.5	39.6	31.3	34.0
Selling, general and administrative expenses	23.2	25.9	36.0	36.3
Impairment	(0.2)	—	1.0	—
Operating income (loss)	13.4	13.7	(5.7)	(2.3)
Interest expense	3.1	3.2	5.3	5.6
Income (loss) before taxes	10.3	10.5	(11.0)	(7.9)
Income tax expense (benefit)	(0.1)	6.2	0.1	0.8
Net income (loss)	10.4	4.3	(11.1)	(8.7)
Other Financial and Operations Data:
Number of new and acquired locations, net	(1)	3	(79)	3
Number of locations open at end of period	943	1,023	943	1,023
Comparable sales growth (2)	(6.2)%	(12.4)%	(5.5)%	(8.8)%
Adjusted EBITDA (3)	$55,704	$81,570	$(11,401)	$16,193
Adjusted EBITDA as a percentage of sales (3)	12.1%	16.3%	(1.4)%	1.9%
Adjusted net income (loss) (3)	$37,800	$25,241	$(79,720)	$(66,000)
Adjusted diluted earnings (loss) per share	$3.96	$2.72	$(8.55)	$(7.13)

(1)
Components may not add to totals due to rounding.
(2)
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Measures We Use to Evaluate Our Business.”
(3)
The tables below provide a reconciliation from our net income (loss) to Adjusted EBITDA and net income (loss) to Adjusted net income (loss) for the three and nine months ended July 4, 2026 and June 28, 2025 (in thousands). Adjusted net income (loss) reported for the three and nine months ended June 28, 2025 reflects a correction of a calculation error in the “tax effects of these adjustments” amounts reported in the prior period. Additionally, the prior period comparative reconciliation has been updated to conform to the current period presentation.

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income (loss)	$47,794	$21,730	$(87,674)	$(74,154)
Interest expense	14,145	15,764	42,045	47,425
Income tax expense (benefit)	(478)	30,824	656	6,969
Impairment (1)	(857)	—	13,629	—
Depreciation and amortization expense (2)	7,566	8,572	22,966	25,080
Equity-based compensation expense (3)	798	1,581	2,940	5,242
Strategic project costs (4)	3,728	1,056	10,334	1,836
Legal settlement gain (5)	(17,504)	—	(17,504)	—
Executive transition costs and other (6)	512	2,043	1,207	3,795
Adjusted EBITDA	$55,704	$81,570	$(11,401)	$16,193

	Three Months Ended		Nine Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income (loss)	$47,794	$21,730	$(87,674)	$(74,154)
Impairment (1)	(857)	—	13,629	—
Equity-based compensation expense (3)	798	1,581	2,940	5,242
Strategic project costs (4)	3,728	1,056	10,334	1,836
Legal settlement gain (5)	(17,504)	—	(17,504)	—
Executive transition costs and other (6)	512	2,043	1,207	3,795
Tax effects of these adjustments (7)	3,329	(1,169)	(2,652)	(2,719)
Adjusted net income (loss) (8)	$37,800	$25,241	$(79,720)	$(66,000)

(1)
Represents non-cash charges related to asset write offs for certain underperforming stores and certain inventory related to the store and distribution center closings.
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
(5)
In June 2026, the Company entered into a settlement agreement to resolve certain credit card interchange fee litigation matters in which we were a plaintiff. As a result of this settlement, we recorded a gain of $17.5 million, net of legal fees. Amounts are reported in SG&A in our consolidated statements of operations.
(6)
Includes certain senior executive transition costs and severance associated with completed corporate restructuring activities across the organization, losses on asset dispositions, merger and acquisition costs, and other non-recurring, non-cash, or discrete items as determined by management. Amounts are reported in SG&A in our consolidated statements of operations.
(7)
Represents the tax effect of the total adjustments based on our combined U.S. federal and state statutory tax rates. Amounts are reported in income tax expense (benefit) in our consolidated statements of operations. The prior period amounts have been corrected for a calculation error reported for the three and nine months ended June 28, 2025.
(8)
The prior period comparative reconciliation has been updated to conform to the current period presentation.

Selected Financial Information

Sales

Sales were $458.5 million for the three months ended July 4, 2026 compared to $500.3 million in the prior year period, a decrease of $41.9 million, or 8.4%. The decrease was driven by softness in our retail business due to a slower summer pool season as well as the loss of sales from the closure of underperforming stores. Comparable sales for the three months ended July 4, 2026 decreased $30.4 million or 6.2% compared to the prior year period.

Sales were $790.4 million for the nine months ended July 4, 2026, compared to $852.7 million in the prior year period, a decrease of $62.3 million, or 7.3%. The decrease was primarily driven by lower traffic and transactions in our stores due to overall softness in the summer pool season and lower sales resulting from the closure of underperforming stores during the period. Additionally, first-quarter revenue faced headwinds as the Company cycled against elevated demand in the prior-year period, which had been driven by an active hurricane season and the liquidation of certain products. Comparable sales for the nine months ended July 4, 2026 decreased $45.9 million or 5.5% compared to the prior year period.

Gross Profit and Gross Margin

Gross profit for the three months ended July 4, 2026 was $167.1 million compared to $197.9 million in the prior year period, representing a decrease of $30.8 million, or 15.5%. Gross margin decreased to 36.5% compared to 39.6% in the prior year period, a decrease of approximately 310 basis points. The decrease was driven by an approximately 195 basis point impact due to a decrease in volume of high margin products sold and mix and an approximately 115 basis point impact due to distribution center and manufacturing costs.

Gross profit for the nine months ended July 4, 2026 was $247.5 million compared to $289.6 million in the prior year period, a decrease of $42.0 million, or 14.5%. Gross margin decreased to 31.3% compared to 34.0% in the prior year period, a decrease of approximately 265 basis points. A negative impact of approximately 70 basis points was due to an inventory impairment charge of $5.4 million relating to store and DC closures during the nine month period. The remaining approximately 195 basis points decline was due to an approximately 145 basis point impact due to a decrease in volume of high margin products sold and mix, and an approximately 50 basis point impact due to occupancy, distribution center, and manufacturing costs.

Selling, General and Administrative Expenses

SG&A for the three months ended July 4, 2026 was $106.4 million compared to $129.6 million in the prior year period, a decrease of $23.2 million, or 17.9%. As a percentage of sales SG&A was 23.2% compared to 25.9%, down 270 basis points from the prior year period. The decrease in SG&A was primarily related to a one-time gain for a credit card interchange fee settlement of $17.5 million, net of legal fees. Additionally, SG&A decreased due to decreases of $3.4 million in direct store and other operating expenses, $2.1 million in merchant fees, $1.2 million in labor and fringe costs, and $0.4 million in marketing fees. Partially offsetting the decrease was an increase of $1.4 million in technology costs.

SG&A for the nine months ended July 4, 2026 was $284.2 million compared to $309.3 million in the prior year period, a decrease of $25.1 million, or 8.1%. As a percentage of sales SG&A was 36.0% compared to 36.3%, a decrease of 30 basis points from the prior year. The decrease in SG&A was primarily related to a one-time gain for a credit card interchange fee settlement of $17.5 million, net of legal fees. Additionally, SG&A decreased due to decreases of $5.2 million in direct store and other operating expenses, $3.9 million in labor and fringe costs, and $3.6 million in merchant fees. Partially offsetting the decrease were increases of $3.3 million in technology costs and $1.9 million in marketing fees.

Impairment

Non-cash impairment for the three months ended July 4, 2026 was $(0.7) million, which was comprised of non-cash lease gains due to lease terminations on stores that were closed and impaired during the first quarter of 2026. For the nine months ended July 4, 2026 impairment was $8.3 million, which was comprised of $5.4 million of property and equipment impairment, $4.8 million right-of-use asset impairment, and $(1.9) million non-cash lease gains all relating to the store and distribution center closures that occurred during the first quarter of 2026. There was no impairment during either period in the prior year.

Interest Expense

Interest expense for the three months ended July 4, 2026 was $14.1 million compared to $15.8 million in the prior year period, a decrease of $1.6 million. Interest expense for the nine months ended July 4, 2026 was $42.0 million compared to $47.4 million in the prior year period, a decrease of $5.4 million. The decrease in both periods was driven by lower interest rates on our Term Loan.

Income Tax

Income tax benefit was $0.5 million for the three months ended July 4, 2026 compared to an expense of $30.8 million in the prior year period, an increase of $31.3 million. Income tax expense was $0.7 million for the nine months ended July 4, 2026 compared to $7.0 million in the prior year period, a decrease of $6.3 million. The changes were primarily attributable to the change in valuation allowance and use of the discrete effective tax rate method in the prior year periods.

The effective income tax rate was (1.0)% and (0.8)% for the three and nine months ended July 4, 2026, and included net income tax expenses attributable to state taxes and the change in valuation allowance. The effective income tax rate was 58.7% and (10.4)% for the three and nine months ended June 28, 2025, and included net income tax expenses attributable to equity-based compensation awards and the change in valuation allowance.

Net Income (Loss) and Diluted Earnings (Loss) per Share

Net income for the three months ended July 4, 2026 was $47.8 million compared to $21.7 million in the prior year period, an increase of $26.1 million. The change was primarily due to the change in valuation allowance in the prior year period as well as savings in SG&A in the current year period. This increase was partially offset by decreases in gross profit due to lower sales. Net loss for the nine months ended July 4, 2026 was $(87.7) million compared to $(74.2) million in the prior year period, an increase of $13.5 million. The change was primarily due to decreases in gross profit due to lower sales and impairment charges in the current year period. Partially offsetting the decrease was savings in SG&A during the current year period.

Diluted earnings per share was $5.01 for the three months ended July 4, 2026 compared to $2.34 in the prior year period. Diluted loss per share was $(9.40) for the nine months ended July 4, 2026 compared to $(8.01) in the prior year period.

Adjusted net income for the three months ended July 4, 2026 was $37.8 million compared to $25.2 million in the prior year period, an increase of $12.6 million. Adjusted net loss for the nine months ended July 4, 2026 was $(79.7) million compared to $(66.0) million in the prior year period, an increase of $13.7 million.

Adjusted diluted earnings per share was $3.96 for the three months ended July 4, 2026 compared to $2.72 in the prior year period. Adjusted diluted loss per share was $(8.55) for the nine months ended July 4, 2026 compared to $(7.13) in the prior year period.

Adjusted EBITDA

Adjusted EBITDA for the three months ended July 4, 2026 was $55.7 million compared to $81.6 million in the prior year period, a decrease of $25.9 million. Adjusted EBITDA for the nine months ended July 4, 2026 was $(11.4) million compared to $16.2 million in the prior year period, a decrease of $27.6 million. The decreases in Adjusted EBITDA during the three months ended July 4, 2026 and nine months ended July 4, 2026 were primarily due to decreases in gross profit due to lower sales partially offset by savings in SG&A.

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

The principal external factor affecting our business is weather. Hot weather can increase purchases of chemicals and other essential products as well as purchases of discretionary products and can drive increased purchases of installation and repair services. Unseasonably cool weather or significant amounts of rainfall during the peak pool sales season can reduce chemical consumption in pools and spas and decrease consumer purchases of our products and services. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and impact timing around pool openings and closings and, therefore, our total sales and timing of our sales. Further, we generally close locations after our peak selling season ends.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowing availability under our Revolving Credit Facility. Cash and cash equivalents consist primarily of cash on deposit with banks. Cash and cash equivalents totaled $45.9 million as of July 4, 2026, $64.3 million as of October 4, 2025, and $42.7 million as of June 28, 2025. Outstanding borrowings on our Revolving Credit Facility were $30.0 million as of July 4, 2026, and $20.0 million as of June 28, 2025. We had no amounts outstanding on our Revolving Credit Facility as of October 4, 2025.

As of July 4, 2026, outstanding standby letters of credit totaled $11.1 million. After considering borrowing base restrictions, we had $207.1 million of availability from cash on hand and available borrowing capacity under the terms of the Revolving Credit Facility. As of July 4, 2026, we were in compliance with the covenants under the Revolving Credit Facility and our Term Loan.

During the quarter ended January 3, 2026, the Company received downgraded credit rating from Standard and Poor’s (“S&P”) Global Ratings (CCC from CCC+). A lower credit rating could increase the cost of, and reduce our access to, any future financing, including any refinancing of our Term Loan prior to its maturity on March 9, 2028, and could adversely affect our ability to access the capital markets.

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

Historically, we have funded working capital requirements, capital expenditures, payments related to acquisitions, and debt service requirements with internally generated cash on hand and through our Revolving Credit Facility. Macroeconomic softness, persistent inflationary pressures on the consumer – including the growing bifurcation of household income and wealth – combined with the uncertainty around our ability to continue to drive customer traffic, has negatively impacted our business and liquidity. Although we continue to pursue our strategic initiatives, including ongoing cost optimization efforts, the timing and realization of our strategy cannot guarantee sufficient cash flow will be generated to meet the Company’s debt obligations and operating costs. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address our more immediate challenges may include the following:

•
execute the Company’s strategic initiatives on pricing strategy, reactivating customers, enhancing our store operations and experience, continuing our cost optimization, and improving our asset utilization to reignite growth and increase financial resilience; and

•
actively engage with our lenders and other financial stakeholders to explore strategic alternatives to satisfy our existing debt obligations while meeting our long-term liquidity requirements. Such strategic alternatives may include but are not limited to a deleveraging transaction, potentially combined with one or more financing transactions. Our Term Loan matures on March 9, 2028, and we expect that we will need to seek to refinance, restructure, extend or if necessary, seek relief under applicable reorganization laws prior to maturity. The Company has not set a timetable for the conclusion of its exploration of strategic alternatives, and there can be no assurance that the process will result in any transaction.

There can be no assurance of the Company’s ability to realize these plans, and as a result, the Company has concluded that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

In addition, our Term Loan matures on March 9, 2028, and we continue to actively engage with our lenders, however, in order to satisfy our existing debt obligations and meet our long-term liquidity requirements, we expect that we will need to seek to refinance, restructure, extend or otherwise address this indebtedness prior to maturity, and there can be no assurance that we will be able to do so on acceptable terms, or at all. If we are unsuccessful in refinancing or otherwise restructuring our indebtedness, or we are unsuccessful in seeking additional sources of capital, we may not have sufficient liquidity and capital resources to repay our indebtedness when it matures or otherwise meet our long-term cash requirements.

If we are unable to execute on our growth and cost optimization strategies, including our strategic pricing transformation, and any restructuring and refinancing efforts, our liquidity, results of operations and financial position may be materially adversely impacted.

Given macroeconomic softness and the uncertainty around the company’s ability to continue to drive consumer behavior, we have withdrawn our prior full year fiscal 2026 outlook and are not updating it at this time. We do not undertake, and expressly disclaim, any obligation to provide or update any outlook or guidance, and investors should not rely on our previously issued outlook.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table (in thousands):

	Nine Months Ended
	July 4, 2026	June 28, 2025
Net cash used in operating activities	$(37,598)	$(39,398)
Net cash used in investing activities	(10,413)	(18,947)
Net cash provided by (used in) financing activities	29,582	(7,476)
Net decrease in cash and cash equivalents	$(18,429)	$(65,821)

Cash Used in Operating Activities

Net cash used in operating activities was $37.6 million for the nine months ended July 4, 2026, compared to $39.4 million in the prior year period, a decrease of $1.8 million. The decrease was driven by changes in working capital primarily relating to inventory and accounts payable.

Cash Used in Investing Activities

Net cash used in investing activities was $10.4 million for the nine months ended July 4, 2026, compared to $18.9 million in the prior year period, a decrease of $8.5 million. This decrease was driven by lower investments in purchases of property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended July 4, 2026, was $29.6 million compared to net cash used in financing activities of $7.5 million in the prior year period, an increase of $37.1 million. This increase was due to a $27.0 million principal payment made during the prior year period as well as $10.0 million in additional borrowing on the Revolving Credit Facility in the current year period.

Contractual Obligations and Other Commitments

There have been no material changes to our contractual obligations and other commitments during the nine months ended July 4, 2026, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025 except as disclosed in Note 10—Leases and Note 12—Commitments & Contingencies in this Quarterly Report on Form 10-Q.

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

There have been no material changes to our critical accounting estimates during the nine months ended July 4, 2026, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the appropriate time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, have evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2026. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer) have concluded that our disclosure controls and procedures were not effective as the material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended October 4, 2025 were not yet remediated as of July 4, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 4, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Ongoing Remediation Efforts

As previously disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Reports on Form 10-K for the fiscal years ended October 4, 2025, September 28, 2024, and September 30, 2023, we identified material weaknesses in the Company’s internal control over financial reporting related to the validation of inventory levels and the completeness and accuracy of data used in validating the appropriateness of inventory costing for a subset of the Company’s inventories and inventory reserves. In addition, as previously disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended October 4, 2025, we also identified a material weakness in the Company’s internal control over financial reporting related to the design and operation of controls over the goodwill and other long-lived asset impairments. We are in the process of implementing a plan to address these material weaknesses in internal control over financial reporting. We have devoted and intend to continue to devote significant time and resources to enhance the design and implementation of our existing controls and procedures and to create new complementary and compensating controls as needed.

With respect to inventory controls, the following remediation activities have taken place as of July 4, 2026:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation, claims, and other proceedings that arise from time-to-time in the ordinary course of business. We believe these actions are routine and incidental to the business. As of July 4, 2026, we had established reserves for claims that were probable and estimable and such reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

Except as set forth in Note 12—Commitments & Contingencies to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to the legal proceedings described in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended October 4, 2025.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 4, 2025, other than as noted below.

Risks Related to Our Business Strategy

Our operating results have been harmed, and may continue to be harmed, if we are unable to effectively manage and sustain our future growth or scale our operations.

We experienced a decline in sales, and thus profitability, beginning the fiscal year ending September 30, 2023. The current declines in our revenue and operating margins means our revenue and margin growth may be less than expected. In addition, historically, we have primarily relied on cash generated from operating activities to fund our day-to-day operations and service our debt. However, we cannot guarantee that we will be able to generate sufficient cash flow to meet our debt obligations and operating costs. These conditions and events raise substantial doubt about our ability to continue as a going concern. If we are unable to scale our operations efficiently or maintain pricing power and competitive pricing, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results and our ability to continue as a going concern. Diminished growth may also stress our ability to adequately manage our operations, quality of products, safety, and regulatory compliance. We have experienced negative impacts on our cash reserves, and it may be necessary for us to obtain additional financing, which could increase indebtedness or result in dilution to shareholders. Further, we may not be able to obtain additional financing on acceptable terms, if at all.

If we are unable to streamline our operations effectively, our business, financial condition and results of operations may be adversely affected.

Some of our locations have not achieved the growth and profitability we anticipated, and, from time to time, we may determine to close certain locations based on a variety of factors, including, but not limited to, geographic proximity to other stores, operating cost increases, labor costs, profitability, leases and other strategic decisions. Our business strategy depends in part on our ability to streamline our operations and improve long-term profitability, including the effective implementation of our announced closure of approximately 80 to 90 underperforming U.S. locations by the end of the first fiscal quarter of 2026. Our ability to successfully close those locations, or other future locations as appropriate to operate efficiently, depends on a number of factors beyond our control, including without limitation, general economic conditions, prevailing conditions in the commercial real estate market, success in amending or terminating existing leases on acceptable terms, availability of suitable alternative locations and other factors. If we are unable to optimize our location base by closing the number of underperforming locations we expect, on the timeline we expect, or if we are unable to transfer these existing store customers to our other sales channels or if we announce additional store closures in the future, our business, financial condition and results of operations may be adversely affected.

In addition, we expect to incur costs associated with the closure of underperforming locations, including charges for the impairment of long-lived assets and inventory write-offs. These costs may turn out to be greater than we expect and may adversely impact our financial condition.

Our financial condition raises substantial doubt as to our ability to continue as a going concern, we have commenced an exploration of strategic alternatives, and our stockholders could lose all or a substantial part of their investment.

Historically, we have primarily relied on cash generated from operating activities to fund our day-to-day operations and service our debt. Although we continue to pursue our strategic initiatives, including ongoing cost optimization efforts, we cannot assure you that these initiatives will be realized on the anticipated timeline, or at all, or that they will generate cash flow sufficient to meet the Company’s debt obligations and operating costs. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address our more immediate challenges may include the following:

•
execute the Company’s strategic initiatives on pricing strategy, reactivating customers, enhancing our store operations and experience, continuing our cost optimization, and improving our asset utilization to reignite growth and increase financial resilience; and
•
actively engage with our lenders and other financial stakeholders to explore strategic alternatives to satisfy our existing debt obligations while meeting our long-term liquidity requirements. Such strategic alternatives may include but are not limited to a deleveraging transaction, potentially combined with one or more financing transactions. Our Term Loan matures on March 9, 2028, and we expect that we will need to seek to refinance, restructure, extend or if necessary, seek relief under applicable reorganization laws prior to maturity. The Company has not set a timetable for the conclusion of its exploration of strategic alternatives, and there can be no assurance that the process will result in any transaction.

There can be no assurance of the Company’s ability to realize these plans, and as a result, the Company has concluded that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Additional financing, whether in the form of equity or debt, may not be available to us on acceptable terms, on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business would be materially harmed. Furthermore, any new equity we issue will likely result in substantial dilution to our existing stockholders. Any strategic alternative we pursue, including any deleveraging transactions, is likely to be highly dilutive to, or eliminate the value of, our existing common stock, and holders of our common stock may receive little or no recovery. In addition, any such transaction could result in the cancellation or discharge of a portion of our indebtedness, which could give rise to taxable cancellation of indebtedness income or, if that income is excluded from taxable income (including in a case under the Bankruptcy Code or to the extent we are insolvent), a reduction in our net operating loss carryforwards and other tax attributes. Any such transaction could also result in an ownership change under Section 382 of the Internal Revenue Code and materially limit our ability to use any remaining net operating loss carryforwards and other tax attributes.

If we are unable to obtain a waiver or forbearance or other agreement from the lenders under the Term Loan, obtain additional financing, improve our results or liquidity or execute any operational improvements, we will be unable to continue to fund our operations, continue to sell our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment.

If we file to commence remedies under applicable restructuring or reorganization laws our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, remedies under applicable restructuring or reorganization laws are likely to have a material adverse effect on our business, financial condition, results of operations and liquidity. During any such cases, our senior management would be required to spend a significant amount of time and effort attending to the restructuring of the business instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business. In addition, the exploration and negotiation of strategic alternatives will result in substantial advisory, legal and other transaction costs, whether or not any transaction is completed. Public disclosure of, or speculation concerning, the process may cause our suppliers to shorten or withdraw the extended payment terms we have negotiated with certain of our primary suppliers, or to require accelerated, prepaid or cash-on-delivery terms, and may adversely affect our ability to obtain or maintain letters of credit, surety bonds and insurance on acceptable terms. Any of these developments would reduce our available liquidity, potentially during periods of peak seasonal working capital need, and could further impair our ability to complete a transaction on acceptable terms, or at all.

Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt agreements, and could divert our cash flow from operations to debt payments.

We have a substantial amount of indebtedness. As of July 4, 2026, our total borrowings under our Term Loan and our Revolving Credit Facility totaled $786.7 million. Subject to any restrictions in the agreements governing our existing debt, it is possible that we may incur additional debt.

Our indebtedness could have important consequences to our stockholders, including but not limited to the following:

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
•
our ability to borrow additional funds or to refinance debt may be limited; and
•
even if we satisfy our debt obligations and avoid a default or restructuring, the dedication of our cash flow to servicing our debt, in particular our Term Loan, may leave us with insufficient funds to pursue capital expenditures, acquisitions or new product development, or investment in improved sales volume initiatives we believe would be profitable, and market perceptions of our leverage and liquidity could depress the trading price of our common stock.

Our Term Loan matures on March 9, 2028, and we continue to actively engage with our lenders, however, in order to satisfy our existing debt obligations and meet our long-term liquidity requirements, we expect that we will need to seek to refinance, restructure, extend or otherwise address our indebtedness prior to maturity, and there can be no assurance that we will be able to do so on acceptable terms, or at all. If we are unsuccessful in refinancing or otherwise restructuring our indebtedness, or we are unsuccessful in seeking additional sources of capital, we may not have sufficient liquidity and capital resources to repay our indebtedness when it matures or otherwise meet our long-term cash requirements. Our debt obligations along with our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our credit rating was recently downgraded to CCC from CCC+, and there is a risk of further downgrades in the future. Credit rating downgrades have and may continue to adversely affect our ability to access capital markets, increase our borrowing costs, limit our financing options, and reduce our financial flexibility. Lower credit ratings may also result in more stringent covenants in our debt agreements, require us to provide additional collateral for existing obligations, trigger early repayment obligations under certain of our debt instruments, or limit our ability to refinance existing debt on favorable terms. Given our substantial indebtedness, these impacts could further constrain our operational flexibility, intensify the risks associated with our leverage, exacerbate our vulnerability to economic downturns, and adversely affect our liquidity, financial condition, and ability to fund operations, capital expenditures, and strategic initiatives.

Furthermore, all of our debt under our Credit Facilities bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify. In addition, as substantially all of our assets are pledged as collateral to secure our indebtedness, if we default or declare bankruptcy, after these obligations are met, there may not be sufficient funds or assets to satisfy our subordinate interests, including those of our stockholders.

Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we have been unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our cash flows from operating activities have been negatively impacted by a range of factors, including efforts around prior customer reactivation and value perception, persistent inflationary pressures on the consumer – including the growing bifurcation of household income and wealth – combined with ongoing softness in the pool and spa care vertical. Our ability to make payments on, and to refinance, our debt while funding planned capital expenditures, depends on our ability to generate sufficient cash flow. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

However, the timing and realization of our strategy cannot guarantee sufficient cash flow will be generated to meet our debt obligations and operating costs. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other commitments, we may need to refinance or restructure all or a portion of our debt specifically our Term Loan maturing March 9, 2028, sell material assets or operations, delay capital expenditures, or raise additional capital. We may not be able to effect any of these actions on a timely basis on commercially reasonable terms or at all, and even if successful, these actions may not be sufficient to meet our capital requirements. Our credit rating was recently downgraded to CCC from CCC+, and there is a risk of further downgrades in the future. Credit rating downgrades have and may continue to adversely affect our ability to access capital markets, increase our borrowing costs, limit our financing options, and reduce our financial flexibility. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Even if we satisfy our debt obligations and avoid a default or restructuring the dedication of our cash flow to servicing our debt, in particular our Term Loan, may leave us with insufficient funds to pursue capital expenditures, acquisitions or other initiatives we believe could prove profitable, and market perceptions of our leverage and liquidity could depress the trading price of our common stock.

Risks Related to Ownership of Our Common Stock

Our common stock may be delisted from The Nasdaq Global Select Market if we are unable to maintain compliance with Nasdaq's continued listing standards.

As previously disclosed, on February 11, 2026, we received notification from Nasdaq that our common stock was subject to potential delisting from The Nasdaq Global Select Market because we were not in compliance with Nasdaq Listing Rule 5450(b)(3)(C) because, for a period of 30 consecutive business days, we failed to maintain a minimum market value of publicly held shares (“MVPHS”) of our common stock of $15,000,000 (as calculated pursuant to Nasdaq Listing Rules). On May 29, 2026, we received a letter from Nasdaq notifying us that we had regained compliance with Nasdaq Listing Rule 5450(b)(3)(C) by maintaining MVPHS of $15,000,000 or greater for the period from May 14, 2026 to May 28, 2026.

However, there can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing standards. If we do not maintain compliance with these, our common stock may be delisted from Nasdaq. Any delisting of our common stock would likely adversely affect the market liquidity and market price of our common stock and our ability to obtain financing for the continuation of our operations. Consequently, stockholders may not be able to sell our common stock at prices equal to or greater than the price paid.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Information Required to be Disclosed on Form 8-K

The following disclosure is responsive to Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers of Form 8-K. On August 11, 2026, the Compensation Committee of the Company approved one-time cash retention awards designed to encourage key executive leadership continuity and to support the retention of each recipient, as follows: (i) Jason McDonell, the Company’s Chief Executive Officer, was awarded a $500,000 retention award for a retention period of six months, (ii) Jeff White, the Company’s Chief Financial Officer and Treasurer, was awarded a $650,000 retention award for a retention period of 12 months, and (iii) Naomi Cramer, the Company’s Chief Retail Operations and Talent Officer, was awarded a $200,000 retention award for a retention period of six months (together, the “Retention Awards”). In connection with the Retention Awards, each executive officer waived his or her right to receive any payment under the 2026 annual bonus plan and any payment under any 2026 performance cash award grant, including any potential payments under any “Change in Control” provisions under any such program.

The Retention Awards were made pursuant to retention agreements which set forth the terms and conditions of the awards (the “Retention Agreements”). Among other things, the Retention Agreements require repayment of the Retention Award by the executive officer if the executive officer’s employment is terminated by the Company for “cause” (as defined in the Retention Agreements) or due to resignation by the executive officer, in each case within the applicable retention period. Such repayment obligation will no longer apply in the event the executive officer is terminated by the Company without “cause,” resigns for “good reason” or due to death or disability. The Retention Agreements also contain customary restrictive covenants, including non-compete and non-solicitation requirements, and the payment of each Retention Award will be conditioned upon the recipient’s execution, delivery and non-revocation of a valid and enforceable general release of claims against the Company and its successors and assigns in form provided by the Company.

(b) Changes to Procedures for Recommending Director Nominees

Not applicable.

(c) Trading Plans

During the quarter ended July 4, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

LESLIE’S, INC.

Date: August 12, 2026	By:	/s/ Jeff White
Jeff White
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)